Form 10-Q
period 2021-09-30
Bluerock Residential Growth REIT, Inc.
filed 2021-11-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 2, 2021:

Class A Common Stock: 26,270,608 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Net Real Estate Investments
Land	$263,361	$279,481
Buildings and improvements	1,772,822	1,889,471
Furniture, fixtures and equipment	84,221	78,438
Total Gross Real Estate Investments	2,120,404	2,247,390
Accumulated depreciation	(205,124)	(186,426)
Total Net Operating Real Estate Investments	1,915,280	2,060,964
Operating real estate held for sale, net	—	36,213
Total Net Real Estate Investments	1,915,280	2,097,177
Cash and cash equivalents	163,349	83,868
Restricted cash	35,483	35,093
Notes and accrued interest receivable, net	179,395	157,734
Due from affiliates	682	339
Accounts receivable, prepaids and other assets, net	43,315	29,502
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	127,421	83,485
In-place lease intangible assets, net	1,748	2,594
Non-real estate assets associated with operating real estate held for sale	—	145
Total Assets	$2,466,673	$2,489,937

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,341,241	$1,490,932
Mortgages payable associated with operating real estate held for sale	—	38,773
Revolving credit facilities	—	33,000
Accounts payable	2,073	1,317
Other accrued liabilities	44,254	31,025
Due to affiliates	595	618
Distributions payable	14,177	13,421
Liabilities associated with operating real estate held for sale	—	383
Total Liabilities	1,402,340	1,609,469
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; no shares and 2,201,547 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	54,332
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 359,925 and 513,489 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	328,781	469,907
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 shares issued and outstanding as of September 30, 2021 and December 31, 2020	56,728	56,462
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 22,920,168 and 9,717,917 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	520,704	219,967
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 shares issued and outstanding as of September 30, 2021 and December 31, 2020	66,867	66,867
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 26,120,780 and 22,020,950 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	261	220
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Additional paid-in-capital	339,815	304,710
Distributions in excess of cumulative earnings	(295,672)	(313,392)
Total Stockholders’ Equity	111,272	58,406
Noncontrolling Interests
Operating Partnership units	15,730	(3,272)
Partially owned properties	31,118	24,666
Total Noncontrolling Interests	46,848	21,394
Total Equity	158,120	79,800
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,466,673	$2,489,937

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Rental and other property revenues	$49,783	$48,666	$150,586	$146,713
Interest income from loan and ground lease investments	4,013	5,923	12,848	17,149
Total revenues	53,796	54,589	163,434	163,862

Expenses
Property operating	19,138	19,571	57,978	57,441
Property management fees	1,259	1,231	3,787	3,719
General and administrative	6,856	5,901	20,097	17,575
Acquisition and pursuit costs	413	2,242	428	3,933
Weather-related losses, net	140	—	540	—
Depreciation and amortization	19,204	19,216	59,454	60,206
Total expenses	47,010	48,161	142,284	142,874
Operating income	6,786	6,428	21,150	20,988

Other income (expense)
Other income	208	60	418	119
Preferred returns on unconsolidated real estate joint ventures	3,322	2,963	7,938	8,213
Provision for credit losses	(17)	—	(584)	—
Gain on sale of real estate investments	48,943	—	137,285	58,096
Loss on extinguishment of debt and debt modification costs	(3,053)	—	(6,740)	(13,985)
Interest expense, net	(12,755)	(13,520)	(40,050)	(42,294)
Total other income (expense)	36,648	(10,497)	98,267	10,149
Net income (loss)	43,434	(4,069)	119,417	31,137
Preferred stock dividends	(15,772)	(15,003)	(44,756)	(42,787)
Preferred stock accretion	(4,840)	(4,451)	(19,152)	(11,978)
Net income (loss) attributable to noncontrolling interests
Operating Partnership units	4,994	(6,270)	13,176	(6,679)
Partially owned properties	5,284	(195)	11,637	1,512
Net income (loss) attributable to noncontrolling interests	10,278	(6,465)	24,813	(5,167)
Net income (loss) attributable to common stockholders	$12,544	$(17,058)	$30,696	$(18,461)

Net income (loss) per common share - Basic	$0.46	$(0.71)	$1.14	$(0.80)
Net income (loss) per common share – Diluted	$0.45	$(0.71)	$1.13	$(0.80)

Weighted average basic common shares outstanding	26,567,269	24,566,196	25,941,571	24,321,282
Weighted average diluted common shares outstanding	26,795,507	24,566,196	26,032,592	24,321,282

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity

Balance, July 1, 2021	28,861,937	$289	76,603	$1	2,774,338	$66,867	$362,507	$(402,170)	$98,210	$42,773	$168,477

Issuance of Class A common stock, net	1,366	—	—	—	—	—	15	—	—	—	15
Issuance of Class A common stock due to Series B warrant exercise	122,232	1	—	—	—	—	1,370	—	—	—	1,371
Repurchase of Class A common stock	(2,977,477)	(30)	—	—	—	—	(33,734)	—	—	—	(33,764)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	—	—	—	—	—	—	141	—	—	—	141
Issuance of Long-Term Incentive Plan (“LTIP”) Units for executive salaries	—	—	—	—	—	—	—	—	—	220	220
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,968	1,968
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	390	390
Common stock distributions declared	—	—	—	—	—	—	—	(4,256)	—	—	(4,256)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,404)	—	—	(5,404)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,128)	—	—	(2,128)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(101)	—	—	(101)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(8,039)	—	—	(8,039)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(2,611)	—	—	(2,611)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,863)	(1,863)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,657)	(6,657)
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	54,170	1	—	—	—	—	612	—	—	—	613
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	58,552	—	—	—	—	—	676	—	—	—	676
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	8,469	8,469
Series B warrant activity and expiration, net	—	—	—	—	—	—	(502)	—	—	—	(502)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	8,730	—	—	(8,730)	—
Net income	—	—	—	—	—	—	—	—	33,156	10,278	43,434
Balance, September 30, 2021	26,120,780	$261	76,603	$1	2,774,338	$66,867	$339,815	$(427,038)	$131,366	$46,848	$158,120

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity

Balance, July 1, 2020	24,605,585	$246	76,603	$1	2,774,338	$66,867	$321,973	$(302,485)	$40,030	$46,075	$172,707

Issuance of Class A common stock, net	1,207	—	—	—	—	—	10	—	—	—	10
Repurchase of Class A common stock	(103,574)	(1)	—	—	—	—	(756)	—	—	—	(757)
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,798	1,798
Vesting of restricted Class A common stock	—	—	—	—	—	—	129	—	—	—	129
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	414	414
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	163	163
Common stock distributions declared	—	—	—	—	—	—	—	(4,024)	—	—	(4,024)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,866)	—	—	(2,866)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(243)	—	—	(243)
Company redemption of Series A Preferred Stock	—	—	—	—	—	—	—	(468)	—	—	(468)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,745)	—	—	(7,745)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,939)	—	—	(2,939)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(94)	—	—	(94)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,236)	—	—	(1,236)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,062)	—	—	(2,062)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(707)	—	—	(707)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,675)	(1,675)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(294)	(294)
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	81,037	1	—	—	—	—	637	—	—	—	638
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	5,134	—	—	—	—	—	42	—	—	—	42
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1,000	1,000
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	1,029	—	—	(1,029)	—
Net income (loss)	—	—	—	—	—	—	—	—	2,396	(6,465)	(4,069)

Balance, September 30, 2020	24,589,389	$246	76,603	$1	2,774,338	$66,867	$323,064	$(325,963)	$42,426	$39,987	$146,628

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2021	22,020,950	$220	76,603	$1	2,774,338	$66,867	$304,710	$(350,154)	$36,762	$21,394	$79,800

Issuance of Class A common stock, net	3,106	—	—	—	—	—	34	—	—	—	34
Issuance costs for Class A common stock ATM	—	—	—	—	—	—	(626)	—	—	—	(626)
Issuance of Class A common stock due to Series B warrant exercise	143,140	1	—	—	—	—	1,598	—	—	—	1,599
Repurchase of Class A common stock	(11,140,637)	(111)	—	—	—	—	(119,478)	—	—	—	(119,589)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	27,631	—	—	—	—	—	202	—	—	—	202
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,170	2,170
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	659	659
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,753	5,753
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	1,176	1,176
Common stock distributions declared	—	—	—	—	—	—	—	(12,976)	—	—	(12,976)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(706)	—	—	(706)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(35)	—	—	(35)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(710)	—	—	(710)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(18,311)	—	—	(18,311)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(12,179)	—	—	(12,179)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,282)	—	—	(3,282)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(266)	—	—	(266)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,705)	—	—	(3,705)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(18,752)	—	—	(18,752)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(5,962)	—	—	(5,962)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,452)	(5,452)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(17,801)	(17,801)
Conversion of Operating Partnership Units into Class A common stock	62,023	1	—	—	—	—	(23)	—	—	24	2
Redemption of Operating Partnership Units	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	165,063	2	—	—	—	—	1,799	—	—	—	1,801
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	246,954	2	—	—	—	—	2,765	—	—	—	2,767
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	14,592,550	146	—	—	—	—	150,536	—	—	—	150,682
Company redemption of Series A Preferred Stock activity	—	—	—	—	—	—	22	—	—	—	22
Series B warrant activity and expiration, net	—	—	—	—	—	—	(597)	—	—	—	(597)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	12,616	12,616
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(1,123)	—	—	1,123	—
Net income	—	—	—	—	—	—	—	—	94,604	24,813	119,417

Balance, September 30, 2021	26,120,780	$261	76,603	$1	2,774,338	$66,867	$339,815	$(427,038)	$131,366	$46,848	$158,120

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2020	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661

Issuance of Class A common stock, net	170,462	2	—	—	—	—	1,982	—	—	—	1,984
Issuance of Class A common stock due to Series B warrant exercise	11,172	—	—	—	—	—	121	—	—	—	121
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	(1,131,867)	(11)	—	—	—	—	(12,353)	—	—	—	(12,364)
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	—	—	—	(76,264)	(1,838)	511	—	—		(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	78,865	1	—	—	—	—	350	—	—		351
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,034	2,034
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	325	325
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,026	5,026
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	1,357	1,357
Common stock distributions declared	—	—	—	—	—	—	—	(11,944)	—	—	(11,944)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(8,696)	—	—	(8,696)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(744)	—	—	(744)
Company redemption of Series A Preferred Stock	—	—	—	—	—	—	—	(468)	—	—	(468)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(23,359)	—	—	(23,359)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(9,166)	—	—	(9,166)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,304)	—	—	(3,304)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(274)	—	—	(274)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,750)	—	—	(3,750)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,678)	—	—	(3,678)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(1,326)	—	—	(1,326)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,927)	(4,927)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,120)	(4,120)
Conversion of Operating Partnership Units into Class A common stock	69,713	1	—	—	—	—	131	—	—	(132)	—
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	596,179	6	—	—	—	—	4,377	—	—	—	4,383
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,779	—	—	—	15,792
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	12,633	—	—	—	—	—	78	—	—	—	78
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	8	—	—	—	8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1,000	1,000
Series B warrant activity and exercise, net	—	—	—	—	—	—	(21)	—	—	—	(21)
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,876)	—	—	—	(2,876)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	3,147	—	—	(3,147)	—
Net income (loss)	—	—	—	—	—	—	—	—	36,304	(5,167)	31,137

Balance, September 30, 2020	24,589,389	$246	76,603	$1	2,774,338	$66,867	$323,064	$(325,963)	$42,426	$39,987	$146,628

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$119,417	$31,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,955	62,882
Amortization of fair value adjustments	(973)	(352)
Preferred returns on unconsolidated real estate joint ventures	(7,938)	(8,213)
Gain on sale of real estate investments	(137,285)	(58,096)
Loss on extinguishment of debt and debt modification costs	6,740	13,985
Provision for credit losses	584	—
Amortization of deferred interest income on mezzanine loan	1,982	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	8,705	10,295
Share-based compensation attributable to equity incentive plan	6,127	5,369
Share-based compensation attributable to executive salaries	659	472
Share-based compensation attributable to restricted stock grants	331	398
Share-based expense to BRE – LTIP Units	1,176	1,357
Changes in operating assets and liabilities:
Due to affiliates, net	62	2,466
Accounts receivable, prepaids and other assets	(7,125)	(11,964)
Notes and accrued interest receivable	(3,075)	68
Accounts payable and other accrued liabilities	11,906	12,127
Net cash provided by operating activities	63,248	61,931

Cash flows from investing activities:
Acquisitions of real estate investments	(157,812)	(144,703)
Capital expenditures	(19,037)	(12,253)
Investment in notes receivable and ground lease	(39,673)	(37,936)
Repayments on notes receivable	12,426	29,000
Proceeds from sale of real estate investments	417,918	158,448
Proceeds from sale and redemption of unconsolidated real estate joint ventures	36,662	35,542
Purchase of interests from noncontrolling interests	—	(3,651)
Investment in unconsolidated real estate joint venture interests	(81,298)	(18,330)
Net cash provided by investing activities	169,186	6,117

Cash flows from financing activities:
Distributions to common stockholders	(12,361)	(11,748)
Distributions to noncontrolling interests	(22,855)	(8,462)
Distributions to preferred stockholders	(45,013)	(42,144)
Contributions from noncontrolling interests	12,616	1,000
Borrowings on mortgages payable	12,880	95,245
Repayments on mortgages payable including prepayment penalties	(186,036)	(137,263)
Proceeds from credit facilities	30,000	276,189
Repayments on credit facilities	(63,000)	(294,189)
Payments of deferred financing fees	(1,145)	(3,253)
Net proceeds from issuance of Class A common stock	34	1,984
Miscellaneous issuance costs	(626)	—
Repurchase of Class A common stock	(119,589)	(12,364)
Shares withheld for employee taxes upon vesting of awards	(129)	(47)
Redemption of 8.250% Series A Redeemable Preferred Stock	(55,055)	—
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	(6,103)
Retirement of 6.0% Series B Redeemable Preferred Stock	(79)	(290)
Net proceeds from exercise of Warrants associated with the 6.0% Series B Redeemable Preferred Stock	1,260	115
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	296,713	149,219
Retirement of 6.150% Series T Redeemable Preferred Stock	(123)	(32)
Payments to redeem 6.150% Series T Redeemable Preferred Stock	(15)	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(35)	(93)
Payments to redeem Operating Partnership Units	(5)	—
Net cash (used in) provided by financing activities	(152,563)	7,764

Net increase in cash, cash equivalents and restricted cash	$79,871	$75,812
Cash, cash equivalents and restricted cash, beginning of year	118,961	50,768
Cash, cash equivalents and restricted cash, end of period	$198,832	$126,580

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$163,349	$91,836
Restricted cash	35,483	34,744
Total cash, cash equivalents and restricted cash, end of period	$198,832	$126,580

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$38,931	$40,173

Supplemental disclosure of non-cash investing and financing activities
Distributions payable - declared and unpaid	$14,177	$14,964
Mortgages assumed upon property acquisition	$45,515	$30,997
Mortgages assumed by buyer upon sale of real estate assets	$(67,268)	$—
Capital expenditures held in accounts payable and other accrued liabilities	$1,885	$(568)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality multifamily apartment communities and single-family residential homes in knowledge economy growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its core funds from operations and net asset value primarily through its Value-Add and Invest-to-Own investment strategies.

As of September 30, 2021, the Company held an aggregate of 19,772 units, comprised of 17,632 multifamily units and 2,140 single-family residential homes. The aggregate number of units are held through seventy-two real estate investments, consisting of thirty-nine consolidated operating investments and thirty-three investments held through preferred equity, loan or ground lease investments. As of September 30, 2021, the Company’s consolidated operating investments were approximately 96.2% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of September 30, 2021, limited partners other than the Company owned approximately 30.44% of the common units of the Operating Partnership (16.75% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.69% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.92% which are not vested at September 30, 2021).

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

The Company will consider future preferred equity investments and loan investments for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

Significant Risks and Uncertainties

At the present time, one of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus and its variants (“COVID-19”). The Company’s tenants may experience financial difficulty due to the loss of their jobs and some have requested rent deferral or rent abatement during this pandemic. Experts have predicted that the outbreak will trigger, or has already triggered, a period of global economic slowdown or a global recession.

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

The Company believes it currently has a stable financial condition: as of September 30, 2021, the Company collected 97% of rents from its multifamily properties for the three months ended September 30, 2021. In 2020, the Company had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the nine months ended September 30, 2021, the Company did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of the tenant base was on payment plans. Although the Company may receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 96.2% as of September 30, 2021, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 for discussion of the Company’s significant accounting policies. During the nine months ended September 30, 2021, there were no material changes to these policies.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this guidance.

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2021-01 are effective immediately and may be elected over time as reference rate reform activities occur through December 31, 2022. The Company will continue to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

Note 3 – Sale of Real Estate Assets

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

Sale of Park & Kingston

On July 7, 2021, the Company closed on the sale of Park & Kingston located in Charlotte, North Carolina. The property was sold for $44.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $19.6 million, the payment of early extinguishment of debt costs of $2.4 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $24.7 million and a gain on sale of approximately $19.4 million. The Company recorded a loss on extinguishment of debt of $2.6 million related to the sale.

Sale of The District at Scottsdale

On July 7, 2021, the Company closed on the sale of The District at Scottsdale located in Scottsdale, Arizona. The property was sold for $150.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $73.8 million, the payment of early extinguishment of debt costs of $0.4 million and payment of closing costs and fees of $0.4 million, the sale of the property generated net proceeds of approximately $74.8 million and a gain on sale of approximately $29.6 million. The Company’s pro rata share of the proceeds was approximately $69.5 million. The Company recorded a loss on extinguishment of debt of $0.4 million related to the sale.

Sale of Mira Vista Interests

On September 23, 2021, Mira Vista, the underlying asset of an unconsolidated joint venture located in Austin, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $5.6 million, which included its original preferred investment of $5.2 million and accrued preferred return of $0.4 million.

Note 4 – Investments in Real Estate

As of September 30, 2021, the Company held seventy-two real estate investments, consisting of thirty-nine consolidated operating investments and thirty-three investments held through preferred equity, loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity, loan and ground lease investments.

Consolidated Operating Investments

		Number of	Date Built /	Ownership
Name	Location	Units	Renovated (1)	Interest
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The Debra Metrowest, formerly ARIUM Metrowest	Orlando, FL	510	2001	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Windsor Falls	Raleigh, NC	276	1994	100%
Total Units		10,626

		Number of	Average Year
Single-Family Residential (2)	Market	Homes	Built
Granbury	Granbury, TX	36	2020-2021	80%
Indy	Indianapolis, IN	44	1958	60%
Lubbock	Lubbock, TX	60	1955	80%
Navigator Villas	Pasco, WA	176	2013	90%
Springfield	Springfield, MO	290	2004	60%
Springtown	Springtown, TX	70	1991	80%
Texarkana	Texarkana, TX	29	1967	80%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Homes		935
Total Units and Homes		11,561
(1)Represents date of last significant renovation or year built if there were no renovations.
(2)Single-Family Residential includes single-family residential homes and attached townhomes/flats.

Depreciation expense was $18.1 million and $18.2 million, and $55.2 million and $54.4 million, for the three and nine months ended September 30, 2021 and 2020, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.0 million and $1.0 million, and $4.0 and $5.8 million for the three and nine months ended September 30, 2021 and 2020, respectively.

Preferred Equity, Loan and Ground Lease Investments

		Actual /	Actual /
		Planned	Estimated	Actual / Estimated
		Number of Units	Initial	Construction
Lease-up Investment Name(1)	Location / Market	or Homes	Occupancy	Completion
Multifamily
Reunion Apartments	Orlando, FL	280	3Q 2021	3Q 2022
Total Lease-up Units		280

Development Investment Name(1)
Multifamily
Zoey	Austin, TX	307	1Q 2022	2Q 2022
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414	1Q 2022	1Q 2023
Deerwood Apartments	Houston, TX	330	4Q 2022	2Q 2023
Chandler	Chandler, AZ	208	3Q 2023	4Q 2023
Orange City Apartments	Orange City, FL	298	1Q 2023	4Q 2023
Lower Broadway	San Antonio, TX	386	4Q 2023	2Q 2024
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Units		2,393

Single-Family Residential
Willow Park	Willow Park, TX	46	2Q 2022	4Q 2022
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	1Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	1Q 2023	4Q 2023
Total Homes		626
Total Development Units and Homes		3,019

		Number of Units /
Operating Investment Name (1)	Location / Market	Homes
Multifamily
Alexan CityCentre	Houston, TX	340
Belmont Crossing (2)	Smyrna, GA	192
Deercross	Indianapolis, IN	372
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (2)	Savannah, GA	168
Hunter’s Pointe (2)	Pensacola, FL	204
Motif	Fort Lauderdale, FL	385
Park on the Square (2)	Pensacola, FL	240
Renew 3030	Mesa, AZ	126
Sierra Terrace (2)	Atlanta, GA	135
Sierra Village (2)	Atlanta, GA	154
Spring Parc	Dallas, TX	304
The Commons (2)	Jacksonville, FL	328
The Crossings of Dawsonville	Dawsonville, GA	216
The Reserve at Palmer Ranch (2)	Sarasota, FL	320
The Riley	Richardson, TX	262
Thornton Flats	Austin, TX	104
Water’s Edge (2)	Pensacola, FL	184
Total Units		4,333

Single-Family Residential
Corpus	Corpus Christi, TX	81
Jolin	Weatherford, TX	24
Peak Housing (3)	Various (4)	474
Total Homes		579
Total Operating Units and Homes		4,912
Total Units and Homes		8,211
(1)

Investments in which the Company has a loan, preferred equity or ground lease investment. Operating investments represent stabilized operating investments. Refer to Note 6 and Note 7 for further information.

(2)	These nine operating investments are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.
(3)

Peak Housing consists of the Company's preferred equity investments in a private single-family home REIT (refer to Note 7 for further information). Peak Housing consists of the following nine portfolios of single-family residential homes: Corpus, Granbury, Indy, Jolin, Lubbock, Peak I, Springfield, Springtown and Texarkana. The 474 homes presented only represent those in the Peak I portfolio. The number of homes related to the other eight portfolios are presented separately in the above tables as the Company also holds a common equity interest in the portfolio or has provided a mortgage loan to the portfolio.

(4)	Peak Housing includes portfolios of homes located in Indiana, Missouri and Texas.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the nine months ended September 30, 2021 (dollars in thousands):

			Ownership	Purchase
Name	Location / Market	Date	Interest	Price	Mortgage
Multifamily
Windsor Falls	Raleigh, NC	June 17, 2021	100%	$48,775	$27,442	(1)

Single-Family Residential (2)
Yauger Park Villas	Olympia, WA	April 14, 2021	95%	24,500	15,077	(3)
Wayford at Concord	Concord, NC	June 4, 2021	83%	44,438	—	(4)
Indy	Indianapolis, IN	August 12, 2021	60%	3,785	2,650	(5)
Springfield	Springfield, MO	August 18, 2021	60%	49,000	35,525	(5)
Springtown	Springtown, TX	September 15, 2021	80%	9,350	6,545	(5)
Texarkana	Texarkana, TX	September 21, 2021	80%	3,100	2,170	(5)
Lubbock	Lubbock, TX	September 24, 2021	80%	5,600	3,920	(5)
Granbury	Granbury, TX	September 30, 2021	80%	8,100	5,670	(5)
(1)	Mortgage balance represents a loan assumption secured by the Windsor Falls property.
(2)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(3)	Mortgage balance includes a $10.5 million senior loan assumption and a $4.6 million supplemental loan assumption secured by the Yauger Park Villas property.
(4)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(5)	As part of the acquisition, the Company provided a mortgage loan to the consolidated portfolio owner in the full amount shown. The mortgage loan is eliminated in the Company’s consolidated financial statements. Refer to the Peak Housing Financing disclosure in Note 6 for further information.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the nine months ended September 30, 2021 (amounts in thousands):

Purchase
Price
Allocation
Land	$26,169
Building	155,594
Building improvements	2,871
Land improvements	13,665
Furniture and fixtures	1,937
In-place leases	3,092
Total assets acquired	$203,328
Mortgages assumed	$42,519
Fair value adjustments	2,996
Total liabilities assumed	$45,515

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30,	December 31,
Name	2021	2020
Avondale Hills	$12,513	$1,021
Corpus	6,819	—
Domain at The One Forty	25,050	24,315
Jolin	3,135	—
Motif	82,872	75,436
Reunion Apartments	11,076	8,161
The Hartley at Blue Hill, formerly The Park at Chapel Hill	38,428	36,927
Vickers Historic Roswell	—	12,048
Total	$179,893	$157,908
Provision for credit losses (1)	(498)	(174)
Total, net	$179,395	$157,734
(1)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of September 30, 2021, the Company’s provision for credit losses on its loan investments was $0.5 million on a carrying amount of $179.9 million of these investments. The provision for credit losses of the Company’s loan investments for the three and nine months ended September 30, 2021 are summarized in the table below (amounts in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2021
Beginning balance as of July 1 and January 1, 2021, respectively	$535	$174
Provision for credit loss on pool of assets, net (1)	(37)	324
Ending balance	$498	$498
(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the three months ended September 30, 2021 was primarily the result of a decrease in the trailing twelve-month historical default rate, partially offset by the addition of two investments to the pool of assets.

Following is a summary of the interest income from loan and ground lease investments for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Name	2021	2020	2021	2020
Arlo (1)	$—	$1,110	$—	$3,197
Avondale Hills	360	—	764	—
Corpus	110	—	110	—
Domain at The One Forty	250	330	733	977
Jolin	33	—	33	—
Motif (2)	1,609	2,427	5,470	7,123
Novel Perimeter (1)	—	845	—	2,411
Reunion Apartments	307	15	900	15
The Hartley at Blue Hill	1,046	712	3,104	2,032
Vickers Historic Roswell (1)	—	434	903	1,293
Zoey (3)	298	50	831	101
Total	$4,013	$5,923	$12,848	$17,149
(1)	In the fourth quarter 2020, the Arlo and Novel Perimeter properties were sold. In the second quarter 2021, the Vickers Historic Roswell property was sold. Each mezzanine loan provided by the Company was paid off in full upon the sale of each property.
(2)	The Motif interest income amounts for the three and nine months ended September 30, 2021 are net of a ($1.0) million and ($2.0) million, respectively, adjustment for straight line income recognition. The adjustment results from a reduced loan rate in the upcoming years as part of the amended and restated mezzanine loan agreement as noted below.
(3)	The ground lease project is under development and the full leasehold improvement allowance of $20.4 million has been fully funded and is included within accounts receivable, prepaids and other assets in the Company’s consolidated balance sheets.

The occupancy percentages of the Company’s loan investments at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
Name	2021	2020
Avondale Hills	(1)	(2)
Corpus	93.8%	—
Domain at The One Forty	96.0%	92.6%
Jolin	95.8%	—
Motif	91.9%	62.1%
Reunion Apartments	(1)	(2)
The Hartley at Blue Hill	(1)	(2)
(1)	The development had not commenced lease-up as of September 30, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

Corpus Bridge Loan Financing

On July 9, 2021, the Company provided a $6.8 million bridge loan (the “Corpus Bridge Loan”) to an unaffiliated third party for Corpus, an 81-unit, stabilized portfolio of single-family residential homes located in the Corpus Christi, Texas market. The Corpus Bridge Loan matures on August 1, 2023 and is secured by the fee simple interest in the portfolio of Corpus homes. The Corpus Bridge Loan contains a one-year extension option, subject to certain conditions, and can be prepaid in full subject to a make whole premium. The Corpus Bridge Loan bears interest at a fixed rate of 7.0% with interest-only payments during the term of the loan. The Company also made a preferred equity investment in an unaffiliated private REIT for Corpus. Refer to the Peak Housing disclosure in Note 7 for further information.

Domain at The One Forty Mezzanine Loan Financing

On June 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the “Domain Mezz Loan”) with BR Member Domain Phase I, LLC, an affiliate of BRG Manager, LLC, the Company’s former Manager, to increase the Company’s mezzanine loan commitment from $24.5 million to $27.4 million, of which $25.0 million had been funded as of September 30, 2021. Additionally, the amended and restated Domain Mezz Loan extended the initial term date of the loan to June 29, 2024. There were no other changes in terms from the previous loan.

Jolin Bridge Loan Financing

On August 6, 2021, the Company provided a $3.1 million bridge loan (the “Jolin Bridge Loan”) to an unaffiliated third party for Jolin, a 24-unit, stabilized portfolio of single-family residential homes located in the Weatherford, Texas market. The Jolin Bridge Loan matures on September 1, 2023 and is secured by the fee simple interest in the portfolio of Jolin homes. The Jolin Bridge Loan contains a one-year extension option, subject to certain conditions, and can be prepaid in full subject to a make whole premium. The Jolin Bridge Loan bears interest at a fixed rate of 7.0% with interest-only payments during the term of the loan. The Company also made a preferred equity investment in an unaffiliated private REIT for Jolin. Refer to the Peak Housing disclosure in Note 7 for further information.

Motif Loan Financing

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

On March 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the “Motif Mezz Loan”) with BR Flagler JV Member, LLC (“Motif JV Member”) to increase its loan commitment to $88.6 million, of which $82.0 million had been funded as of September 30, 2021. As part of the agreement, the Company agreed to reduce, after December 31, 2021, the Motif Mezz Loan’s current fixed rate of 12.9% per annum as follows: 9.0% per annum for the calendar year 2022 and 6.0% per annum for the calendar year 2023 and thereafter. In conjunction with entering the amended and restated Motif Mezz Loan, the Company entered into an amended operating agreement for Motif JV Member with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”). In consideration for the Company reducing the Motif Mezz Loan interest rate, Fund II and Fund III agreed to (a) admit BRG Flagler Village Profit Share, LLC (the “Motif PS”), a wholly-owned subsidiary of the Company, as an additional member of Motif JV Member, (b) grant Motif PS a 50% participation in any profits achieved in a sale after repayment of the Motif Mezz Loan and the Company, Fund II and Fund III each receive full return of their respective capital contributions, and (c) grant the Company a right to compel Motif JV Member to refinance and/or sell the Motif property beginning January 1, 2023. The Motif Mezz Loan matures on March 29, 2026 and can be prepaid without penalty.

Peak Housing Financing

During the third quarter 2021, the Company made common and preferred equity investments, along with the operating partnership of Peak Housing REIT (the “Peak REIT OP”), an unaffiliated private REIT, in the following portfolios of single-family residential homes: Granbury, Indy, Lubbock, Springfield, Springtown and Texarkana. These six portfolios are part of Peak Housing (refer to Note 7 for further information about the Company’s preferred equity investment therein). In addition to its common and preferred equity investments, the Company, through wholly-owned lender-entities, provided the full mortgage loan to each respective portfolio owner. These portfolio owners are owned by joint ventures in which the Company has its common equity investments along with Peak REIT OP. To determine if consolidation of the joint ventures was appropriate, the Company evaluated the basis of consolidation under ASC 810: Consolidation using the voting interest equity method as it had determined that the joint ventures were not variable interest entities. As the Company has controlling voting interests and substantive participating rights of the joint ventures under the operating agreements, the Company determined that consolidation of the joint ventures was appropriate. As the entities through which the Company provided the loans (the lender-entities) and the entities to which the loans were provided (the property owners) consolidate into the Company’s financial statements, the loan receivable balances and the loan payable balances are eliminated through consolidation and therefore are not reflected in the Company’s consolidated balance sheets. In addition, the Company’s pro rata share of each loan’s interest expense incurred through the portfolio owner partially offsets, through consolidation, the Company’s interest income for each loan recognized at the wholly-owned lender-entity. The remaining interest income, which is attributable to interest incurred by Peak REIT OP as the noncontrolling interest in each portfolio, is reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations. Through its impact on the net operations of the portfolio, Peak REIT OP’s pro rata share of each loan’s interest expense is reflected in net income (loss) attributable to noncontrolling interests partially owned properties in the Company’s consolidated statements of operations.

Vickers Historic Roswell Mezzanine Loan Financing

The Vickers Historic Roswell property was sold on June 29, 2021. Refer to Note 3 for further information.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of September 30, 2021 and December 31, 2020 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Property	2021	2020
Alexan CityCentre	$17,442	$15,063
Alexan Southside Place (1)	—	26,038
Chandler	1,304	—
Deercross	4,000	—
Deerwood Apartments	2,358	—
Mira Vista (2)	—	5,250
Peak Housing (3)	18,203	—
Renew 3030	7,060	—
Spring Parc	8,000	—
Strategic Portfolio (4)	38,454	27,054
The Conley (5)	—	15,036
The Cottages at Myrtle Beach	4,651	—
The Cottages of Port St. Lucie	3,581	—
The Crossings at Dawsonville	10,450	—
The Riley	6,961	—
Thornton Flats	5,350	4,600
Wayford at Concord (6)	—	6,500
Other	58	97
Total	$127,872	$99,638
Provision for credit losses (7)	(451)	(16,153)
Total, net	$127,421	$83,485
(1)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.
(2)	On September 23, 2021, the Company’s preferred equity investment in Mira Vista was redeemed. Refer to Note 3 for further information.
(3)	Peak Housing consists of the following portfolios of single-family residential homes: Corpus, Granbury, Indy, Jolin, Lubbock, Peak I, Springfield, Springtown and Texarkana.
(4)	Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons, The Reserve at Palmer Ranch and Water’s Edge are collectively known as the Strategic Portfolio.
(5)	On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.
(6)	On June 4, 2021, the Company’s preferred equity investment in Wayford at Concord was redeemed. Refer to the Wayford at Concord Interests disclosure below for further information.
(7)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of September 30, 2021, the Company’s provision for credit losses on its preferred equity investments was $0.5 million on a carrying amount of $127.9 million of these investments. The provision for credit losses of the Company’s preferred equity investments for the three and nine months ended September 30, 2021 are summarized in the table below (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Beginning balance as of July 1 and January 1, 2021, respectively	$388	$16,153
Provision for credit loss on pool of assets, net (1)	63	228
Provision for credit loss – Alexan Southside Place (2)	—	(15,930)
Ending balance	$451	$451
(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The increase in the provision during the three months ended September 30, 2021 was the result of a net increase resulting from changes to the pool of assets as five new investments were made and one property underlying an investment was sold.
(2)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

As of September 30, 2021, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in nineteen joint ventures.

Seventeen of the nineteen investments in joint ventures, Alexan CityCentre, Chandler, Deercross, Deerwood Apartments, Lower Broadway, Orange City Apartments, Peak Housing, Renew 3030, Spring Parc, Strategic Portfolio, The Cottages at Myrtle Beach, The Cottages of Port St. Lucie, The Crossings of Dawsonville, The Riley, Thornton Flats, Wayford at Innovation Park and Willow Park, are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The joint venture is the controlling member in an entity whose purpose is to develop or operate a property.

Two of the nineteen investments, Domain at The One Forty and Motif, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company had previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2021 and 2020 are summarized below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Property	2021	2020	2021	2020
Alexan CityCentre	$765	$631	$2,141	$1,838
Alexan Southside Place	—	322	—	955
Chandler	17	—	17	—
Deercross	107	—	113	—
Deerwood Apartments	29	—	29	—
Helios (1)	—	26	—	(133)
Leigh House	—	2	—	2
Mira Vista	125	136	391	404
Peak Housing	339	—	574	—
Renew 3030	62	—	62	—
Riverside Apartments	—	434	—	1,263
Spring Parc	187	—	187	—
Strategic Portfolio	1,061	593	2,562	1,434
The Conley	—	499	405	1,460
The Cottages at Myrtle Beach	39	—	39	—
The Cottages of Port St. Lucie	48	—	48	—
The Crossings of Dawsonville	238	—	238	—
The Riley	196	—	453	—
Thornton Flats	109	104	315	311
Wayford at Concord	—	216	364	623
Whetstone Apartments	—	—	—	56
Total preferred returns on unconsolidated joint ventures	$3,322	$2,963	$7,938	$8,213
(1)	Of the ($133) loss incurred at Helios for the nine months ended September 30, 2020, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
Property	2021	2020
Alexan CityCentre	95.0%	94.1%
Chandler	(1)	(2)
Deercross	90.6%	—
Deerwood Apartments	(1)	—
Lower Broadway	(1)	—
Orange City Apartments	(1)	—
Peak Housing:
Corpus	93.8%	—
Granbury	97.2%	—
Indy	75.0%	—
Jolin	95.8%	—
Lubbock	93.3%	—
Peak I	90.7%	—
Springfield	96.2%	—
Springtown	100.0%	—
Texarkana	93.1%	—
Renew 3030	96.0%	—
Spring Parc	96.1%	—
Strategic Portfolio:
Belmont Crossing	98.4%	91.7%
Georgetown Crossing	92.9%	88.7%
Hunter’s Pointe	99.5%	99.0%
Park on the Square	96.3%	97.5%
Sierra Terrace	97.8%	89.6%
Sierra Village	92.9%	87.7%
The Commons	99.4%	93.9%
The Reserve at Palmer Ranch	95.3%	—
Water’s Edge	96.7%	99.5%
The Cottages at Myrtle Beach	(1)	—
The Cottages of Port St. Lucie	(1)	—
The Crossings of Dawsonville	94.4%	—
The Riley	98.5%	—
Thornton Flats	93.3%	88.5%
Wayford at Innovation Park	(1)	—
Willow Park	(1)	—
(1)	The development had not commenced lease-up as of September 30, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

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

Deerwood Apartments Interests

On June 16, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Deerwood JV”) to develop an approximately 330-unit, Class A apartment community located in Houston, Texas to be known as Deerwood Apartments. The Company has made a commitment to invest $16.5 million of preferred equity interests in the Deerwood JV, of which $2.4 million had been funded as of September 30, 2021. The Company will earn an 11.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Deerwood JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on the date the construction loan is due and payable (as noted below) or earlier upon the occurrence of certain events.

In conjunction with the Deerwood Apartments development, the Deerwood Apartments property owner, which is owned by an entity in which the Company has an equity interest, entered into a $39.5 million construction loan, of which none was outstanding as of September 30, 2021. The loan matures on June 16, 2026 and is secured by the fee simple interest in the Deerwood Apartments property. The loan contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.35% or one-month LIBOR plus 2.75%, with the potential for a reduced spread upon achieving a certain debt service coverage ratio. Regular monthly payments are interest-only through June 2025, with future monthly payments based on thirty-year amortization.

Lower Broadway Interests

On July 15, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Lower Broadway JV”) to develop an approximately 386-unit, Class A apartment community located in San Antonio, Texas to be known as Lower Broadway. The Company has made a commitment to invest in $15.8 million of preferred equity interests in the Lower Broadway JV, of which none had been funded as of September 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Lower Broadway JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on July 15, 2027 (the “redemption date”) or earlier upon the occurrence of certain events. The redemption date can be extended through two (2) one year extension options, subject to certain conditions.

In conjunction with the Lower Broadway development, the Lower Broadway property owner, which is owned by an entity in which the Company has an equity interest, entered into a $51.0 million construction loan, of which none is outstanding as of September 30, 2021. The loan matures on July 15, 2025 and is secured by the fee simple interest in the Lower Broadway property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at one-month LIBOR plus 2.55% with interest-only monthly payments during the term of the loan.

Mira Vista Interests

On September 23, 2021, the Company’s preferred equity investment in Mira Vista was redeemed. Refer to Note 3 for further information.

Orange City Apartments Interests

On July 26, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Orange City JV”) to develop an approximately 298-unit, Class A apartment community located in Orange City, Florida to be known as Orange City Apartments. The Company has made a commitment to invest in $15.1 million of preferred equity interests in the Orange City JV, of which none had been funded as of September 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 13.0% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Orange City JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on July 26, 2024 (the “redemption date”) or earlier upon the occurrence of certain events. The redemption date can be extended through two (2) one year extension options, subject to certain conditions.

In conjunction with the Orange City Apartments development, the Orange City Apartments property owner, which is owned by an entity in which the Company has an equity interest, entered into a $36.3 million construction loan, of which none is outstanding as of September 30, 2021. The loan matures on July 15, 2024 and is secured by the fee simple interest in the Orange City Apartments property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.75% with interest-only monthly payments during the term of the loan.

Peak Housing Interests

On April 12, 2021, the Company made a $10.7 million preferred equity investment in the Peak REIT OP for a portfolio of 474 single-family residential homes (known as “Peak I”) located throughout Texas. During the third quarter 2021, the Company made additional preferred equity investments totaling $7.5 million in the Peak REIT OP for the following portfolios of single-family residential homes: Corpus, Granbury, Indy, Jolin, Lubbock, Springfield, Springtown and Texarkana (refer to Note 4 for the respective portfolio markets and number of homes). These eight portfolios, together with Peak I, are collectively known as Peak Housing. The Company also made common equity investments in and provided mortgage loans to some of the portfolios in Peak Housing. Refer to Note 6 for further information.

Of the Company’s total $18.2 million preferred equity investment in the Peak REIT OP, the Company earns a 7.0% current return and a 3.0% accrued return on $17.3 million of its investment, for a total preferred return of 10.0% per annum. On its remaining $0.9 million investment, the Company earns a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. The current returns shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current returns not paid monthly shall be accrued at a rate of 15% per annum. The homes in Peak Housing are subject to individual mortgage debt in the aggregate amount of $98.6 million. The Peak REIT OP is required to redeem the Company’s preferred equity interest plus any accrued preferred return in each property, on a pro rata basis, on the earlier date of: (i) the third anniversary on which the Company made its preferred equity investment, with the option for two (2) one-year extensions, subject to certain conditions, (ii) the sale of a property, (iii) the refinancing of the loan related to a property, or (iv) the maturity date of a property loan.

Renew 3030 Interests

On August 31, 2021, the Company made a $7.1 million preferred equity investment in a joint venture (the “Renew 3030 JV”) with an unaffiliated third party for Renew 3030, a 126-unit, stabilized property located in Mesa, Arizona. The Company earns a 6.0% current return and a 4.5% accrued return on its investment, for a total preferred return of 10.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Renew 3030 JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on the earlier date of the maturity of the senior mortgage loan (refer to below) or its repayment in full.

In conjunction with the Renew 3030 investment, the Renew 3030 property owner, which is owned by an entity in which the Company has an equity interest, entered into a $13.6 million senior mortgage loan. The loan matures on May 1, 2030 and is secured by the fee simple interest in the Renew 3030 property. The loan bears interest at a fixed rate of 3.52% with interest-only monthly payments through May 2025 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until February 1, 2030.

Spring Parc Interests

On July 13, 2021, the Company made an $8.0 million preferred equity investment in a joint venture (the “Spring Parc JV”) with an unaffiliated third party for Spring Parc, a 304-unit, stabilized property located in Dallas, Texas. The Company earns a 7.0% current return and a 3.5% accrued return on its investment, for a total preferred return of 10.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Company’s preferred membership interest plus any accrued but unpaid preferred return shall be redeemed by the Spring Parc JV at a date no earlier than July 13, 2023 and no later than the repayment in full of the senior mortgage loan (refer to below).

In conjunction with the Spring Parc investment, the Spring Parc property owner, which is owned by an entity in which the Company has an equity interest, entered into a $30.1 million senior mortgage loan. The loan matures on March 1, 2028 and is secured by the fee simple interest in the Spring Parc property. The loan bears interest at the 30-day average SOFR plus 2.49% with interest-only monthly payments through March 2023 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to a 1% prepayment penalty until December 1, 2027.

Strategic Portfolio Interests

On June 10, 2021, the Company made an additional preferred equity investment of $11.4 million in a joint venture (the “Strategic JV”) with an unaffiliated third party for The Reserve at Palmer Ranch, a 320-unit, stabilized property located in Sarasota, Florida. The Reserve at Palmer Ranch was previously owned by the Company and sold on June 10, 2021 to its partner in the Strategic JV (refer to Note 3 for further information). The Reserve at Palmer Ranch, together with Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons and Water’s Edge, are collectively known as the Strategic Portfolio. For its investment related to The Reserve at Palmer Ranch, the Company earns a 6.35% current return and a 5.15% accrued return on its investment, for a total preferred return of 11.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Strategic JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return in each property on the earlier date of: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan. The properties in the Strategic Portfolio are subject to individual property mortgage debt in the aggregate amount of $160.8 million.

The Conley Interests

On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.

The Cottages at Myrtle Beach Interests

On September 9, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages MB JV”) to develop approximately 294-build for rent, single-family residential homes in Myrtle Beach, South Carolina. The Company made a commitment to invest $17.9 million of preferred equity interests in the Cottages MB JV, of which $4.7 million had been funded as of September 30, 2021. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages MB JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Myrtle Beach investment, The Cottages at Myrtle Beach property owner, which is owned by an entity in which the Company has an equity interest, entered into a $40.2 million construction loan, of which none is outstanding as of September 30, 2021. The loan matures on March 9, 2025 and is secured by the fee simple interest in The Cottages at Myrtle Beach property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.10% or one-month LIBOR plus 2.60% with interest-only monthly payments through the initial term of the loan.

The Cottages of Port St. Lucie Interests

On August 26, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages St. Lucie JV”) to develop approximately 286-build for rent, single-family residential homes in Port St. Lucie, Florida. The Company made a commitment to invest $18.8 million of preferred equity interests in the Cottages St. Lucie JV, of which $3.6 million had been funded as of September 30, 2021. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages St. Lucie JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages of Port St. Lucie investment, The Cottages of Port St. Lucie property owner, which is owned by an entity in which the Company has an equity interest, entered into a $45.2 million construction loan, of which none is outstanding as of September 30, 2021. The loan matures on August 26, 2024 and is secured by the fee simple interest in The Cottages of Port St. Lucie property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.75% with interest-only monthly payments through the initial term of the loan.

The Crossings of Dawsonville Interests

On July 14, 2021, the Company made a $10.5 million preferred equity investment in a joint venture (the “Dawsonville JV”) with an unaffiliated third party for The Crossings of Dawsonville, a 216-unit, stabilized property located in Dawsonville, Georgia. The Company earns a 7.0% current return and a 3.5% accrued return on its investment, for a total preferred return of 10.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Company’s preferred membership interest plus any accrued but unpaid preferred return shall be redeemed by the Dawsonville JV at a date no earlier than July 14, 2023 and no later than the repayment in full of the senior mortgage loan (refer to below).

In conjunction with The Crossings of Dawsonville investment, The Crossings of Dawsonville property owner, which is owned by an entity in which the Company has an equity interest, entered into a $37.6 million senior mortgage loan. The loan matures on August 1, 2033 and is secured by the fee simple interest in The Crossings of Dawsonville property. The loan bears interest at a fixed rate of 3.28% with interest-only monthly payments through August 2026 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until April 29, 2033.

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

In conjunction with The Riley investment, The Riley property owner, which is owned by an entity in which the Company has an equity interest, entered into a  $44.1 million senior mortgage loan. The loan matures on March 9, 2024, contains two (2) one-year extension options, subject to certain conditions, and is secured by the fee simple interest in The Riley property. The loan bears interest at the greater of (i) LIBOR or (ii) 0.15%, plus 3.35%, with interest-only payments during the initial term of the loan. The loan can only be prepaid in full and is subject to yield maintenance through June 9, 2022.

Thornton Flats Interests

On August 26, 2021, the Company, in accordance with terms as set forth in the Thornton Flats operating agreement, funded an additional $0.8 million of preferred equity interests in the Thornton JV, increasing the Company’s total preferred equity investment in the Thornton JV to $5.4 million as of September 30, 2021.

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

Wayford at Innovation Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Wayford IP JV”) to develop an approximately 210-unit, Class A apartment community located in Charlotte, North Carolina to be known as Wayford at Innovation Park. The Company has made a commitment to invest in $11.7 million of preferred equity interests in the Wayford IP JV, of which none had been funded as of September 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Wayford IP JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on June 17, 2026 or earlier upon the occurrence of certain events. Construction loan financing for the Wayford at Innovation Park development closed in the fourth quarter 2021.

Willow Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with Peak Housing REIT (the “Willow Park JV”) to develop approximately 46-build for rent, single-family residential homes in Willow Park, Texas. The Company made a commitment to invest $3.8 million of preferred equity interests in the Willow Park JV, of which none had been funded as of September 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 13% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Willow Park JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with the Willow Park development, the Willow Park property owner, which is owned by an entity in which the Company has an equity interest, entered into an $8.8 million construction loan, of which none is outstanding as of September 30, 2021. The loan matures on August 5, 2024 and is secured by the fee simple interest in the Willow Park property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid subject to a make whole premium. The loan bears interest on the amount drawn at the greater of 4.50% or the prime rate plus 1.25% with interest-only monthly payments through February 2024 and future monthly payments based on twenty-five-year amortization.

Note 8 – Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of September 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

	September 30,	December 31,
Revolving Credit Facilities	2021	2020
Amended Senior Credit Facility	$—	$33,000
Amended Junior Credit Facility	—	—
Total	$—	$33,000

Amended Senior Credit Facility

On March 6, 2020, the Company entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At September 30, 2021, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At September 30, 2021, the Company had one outstanding letter of credit of $0.8 million.

Amended Junior Credit Facility

On September 21, 2021, the Company entered into an amended and restated Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility extended the maturity date of the credit facility to December 21, 2023 and included changes in certain financial and operating covenants. There were no other material changes in terms from the previous credit facility. The Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Amended Junior Credit Facility, depending on the borrowings outstanding. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At September 30, 2021, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at September 30, 2021 is based on the collateral and compliance with various ratios related to those assets and was approximately $137.4 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of September 30, 2021 and December 31, 2020, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2021
	September 30,	December 31,		Interest-only
Property	2021	2020	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Westside	$52,076	$52,150	3.68%	(3)	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Avenue 25 (1)	36,566	36,566	4.18%	July 2022	July 1, 2027
Burano Hunter’s Creek (2)	69,851	70,871	3.65%	(3)	November 1, 2024
Carrington at Perimeter Park(4)	31,259	31,301	4.16%	(4)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	40,083	40,627	4.07%	(3)	October 1, 2024
Denim(5)	101,205	101,205	3.41%	August 2024	August 1, 2029
Elan(6)	25,525	25,574	4.19%	(6)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Falls at Forsyth (7)	19,347	—	4.35%	(3)	July 1, 2025
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	—	25,674
Navigator Villas (8)	20,440	20,515	4.56%	(3)	June 1, 2028
Outlook at Greystone	22,019	22,105	4.30%	(3)	June 1, 2025
Park & Kingston	—	19,600
Plantation Park	—	26,625
Providence Trail	47,809	47,950	3.54%	(3)	July 1, 2026
Roswell City Walk	49,302	50,043	3.63%	(3)	December 1, 2026
The Brodie	33,048	33,551	3.71%	(3)	December 1, 2023
The Debra Metrowest (2)	64,237	64,559	4.43%	(3)	May 1, 2025
The Links at Plum Creek	39,085	39,578	4.31%	(3)	October 1, 2025
The Mills	24,869	25,275	4.21%	(3)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	—	40,977
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Wesley Village	38,909	39,438	4.25%	(3)	April 1, 2024
Windsor Falls	27,442	—	4.19%	November 2022	November 1, 2027
Yauger Park Villas (9)	14,990	—	4.86%	(3)	April 1, 2026
Total Fixed Rate	$1,061,877	$1,117,999

Floating Rate (10):
ARIUM Glenridge	$49,500	$49,500	1.41%	(3)	September 1, 2025
Chevy Chase	24,400	24,400	2.40%	September 2022	September 1, 2027
Cielo on Gilbert (11)	58,000	58,000	2.66%	January 2026	January 1, 2031
Falls at Forsyth (7)	19,272	—	1.48%	(3)	July 1, 2025
Fannie Facility Advance	13,936	13,936	2.68%	June 2022	June 1, 2027
Fannie Facility Second Advance (11)	12,880	—	2.75%	March 2023	March 1, 2028
Marquis at The Cascades I	—	31,668
Marquis at The Cascades II	—	22,101
Pine Lakes Preserve	42,728	42,728	3.06%	July 2025	July 1, 2030
The District at Scottsdale	—	75,577
Veranda at Centerfield	26,045	26,100	1.34%	(3)	July 26, 2023 (12)
Villages of Cypress Creek	33,520	33,520	2.63%	July 2022	July 1, 2027
Total Floating Rate	$280,281	$377,530
Total	$1,342,158	$1,495,529
Fair value adjustments	8,540	6,489
Deferred financing costs, net	(9,457)	(11,086)
Total continuing operations	$1,341,241	$1,490,932

Held for Sale
ARIUM Grandewood (7)(13)	$—	$19,585
ARIUM Grandewood (7)(13)	—	19,529
Deferred financing costs, net	—	(341)
Total held for sale	—	38,773
Total mortgages payable	$1,341,241	$1,529,705
(1)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
(2)	Burano Hunter’s Creek and The Debra Metrowest, formerly ARIUM Hunter’s Creek and ARIUM Metrowest, respectively.
(3)	The loan requires monthly payments of principal and interest.

(4)	The principal balance includes a $27.5 million senior loan at a fixed rate of 4.09% and a $3.8 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(5)	The principal balance includes a $91.6 million senior loan at a fixed rate of 3.32% and a $9.6 million supplemental loan at a fixed rate of 4.22%.
(6)	The principal balance includes a $21.2 million senior loan at a fixed rate of 4.09% and a $4.4 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(7)	Refer to the Master Credit Facility with Fannie Mae disclosure below for further information regarding the senior mortgage substitution of collateral.
(8)	The principal balance includes a $14.7 million senior loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(9)	The principal balance includes a $10.4 million senior loan at a fixed rate of 4.81% and a $4.6 million supplemental loan at a fixed rate of 4.96%.
(10)	Other than Cielo on Gilbert and the Fannie Facility Second Advance, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In September 2021, one-month LIBOR in effect was 0.08%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(11)	The Cielo on Gilbert loan and the Fannie Facility Second Advance bear interest at a floating rate of the 30-day average SOFR + 2.61% and + 2.70%, respectively. In September 2021, the 30-day average SOFR in effect was 0.05%. SOFR rate is subject to a rate cap. Please refer to Note 11 for further information.
(12)	The loan has two (2) one-year extension options subject to certain conditions.
(13)	At December 31, 2020, ARIUM Grandewood had a fixed rate loan with a principal balance of $19.6 million and a floating rate loan with a principal balance of $19.5 million.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were $3.1 million and zero, and $6.7 million and $14.0 million for the three and nine months ended September 30, 2021 and 2020, respectively.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of September 30, 2021, the mortgage loans secured by  The Debra Metrowest (formerly ARIUM Metrowest), Falls at Forsyth and Outlook at Greystone were issued under the Fannie Facility.

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

Debt maturities

As of September 30, 2021, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2021 (October 1-December 31)	$3,007
2022	13,552
2023	126,102
2024	201,503
2025	331,011
Thereafter	666,983
$1,342,158
Add: Unamortized fair value debt adjustment	8,540
Subtract: Deferred financing costs, net	(9,457)
Total	$1,341,241

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $1,938.3 million as of September 30, 2021.

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

Financial Instrument Fair Value Disclosures

As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of September 30, 2021 and December 31, 2020, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,379.2 million and $1,586.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,350.7 million and $1,541.1 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of September 30, 2021, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $280.3 million of the Company’s floating rate mortgage debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative
instruments under ASC 815‑20	Balance Sheet Location	instruments
		September 30,	December 31,
		2021	2020
Interest rate caps	Accounts receivable, prepaids and other assets	$74	$14

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

Derivatives not designated as hedging	Location of Gain or (Loss)	The Effect of Derivative Instruments
instruments under ASC 815‑20	Recognized in Income	on the Statements of Operations
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2021	2020	2021	2020
Interest rate caps	Interest Expense	$(44)	$(106)	$(29)	$(75)

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors (the “Board”), in the form of LTIP Units. On August 4, 2021, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2022 unless the Company renews. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company.

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

The Company and BRE also entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”) with respect to the lease for their New York headquarters (the “NY Lease”) to provide for the allocation and sharing between BRE and the Company of the costs thereunder, including costs associated with tenant improvements. The NY Lease permits the Company and certain of its respective subsidiaries and/or affiliates to share occupancy of the New York headquarters with BRE. Under the NY Lease, the Company, through its Operating Partnership, issued a $750,000 letter of credit as a security deposit, and BRE is obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold the Company harmless from loss if there is a claim under such letter of credit. Payment by the Company of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the Board, in the form of LTIP Units.

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $0.7 million and $0.7 million, and $2.2 million and $2.1 million were expensed during the three and nine months ended September 30, 2021 and 2020, respectively. Operating expense reimbursements of $0.4 million for the second quarter 2021 were paid to BRE through the issuance of 34,143 LTIP Units on August 3, 2021.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $0.4 million and $0.4 million, and $1.8 million and $1.5 million for the three and nine months ended September 30, 2021 and 2020, respectively. Operating expense reimbursements for the second quarter 2021 were paid to the Company in cash during the third quarter 2021.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30,	December 31,
	2021	2020
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$302	$338
Offering expense reimbursements	103	89
Total expense reimbursement amounts payable to BRE, net	$405	$427

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$190	$191
Total expense reimbursement amounts payable to BRE	$190	$191
Total	$595	$618

As of September 30, 2021 and December 31, 2020, the Company had $0.7 million and $0.3 million, respectively, in receivables due from related parties other than BRE. Of the $0.7 million balance at September 30, 2021, $0.3 million represents accrued preferred returns on unconsolidated real estate investments. The remaining amount represents the Company’s preferred equity investment in Alexan Southside Place. On March 25, 2021, the property underlying the Company’s investment in Alexan Southside Place was sold, and in April 2021, the Company received $9.8 million of its $10.1 million preferred equity investment. The remaining amount is expected to be received before year end and is classified as a related party receivable. Refer to Note 3 for further information.

Selling Commissions and Dealer Manager Fees

In conjunction with its offering of the Series T Preferred Stock (the “Series T Preferred Offering”), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the nine months ended September 30, 2021 and 2020, the Company has incurred $23.2 million and $11.6 million, respectively, in selling commissions and discounts and $9.9 million and $5.0 million, respectively, in dealer manager fees and discounts related to its Series T Preferred Offering. In addition, BRE was reimbursed for offering costs in conjunction with the Series T Preferred Offering of $0.9 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Notes and interest receivable

The Company provides loans, in some cases, to related parties in conjunction with the developments of multifamily communities. At September 30, 2021, the following loan investments were provided to related parties: Domain at The One Forty, Motif and The Hartley at Blue Hill (formerly The Park at Chapel Hill). Please refer to Note 6 and the Company’s Form 10-K for the year ended December 31, 2020 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests, in some cases, with related parties in various joint ventures in which the Company owns either preferred or common interests. At September 30, 2021, the Alexan CityCentre preferred equity investment involved related parties. Please refer to Note 7 and the Company’s Form 10-K for the year ended December 31, 2020 for further information.

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

The following table reconciles the components of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$12,544	$(17,058)	$30,696	$(18,461)
Dividends on restricted stock and LTIP Units expected to vest	(384)	(342)	(1,150)	(1,008)
Basic net income (loss) attributable to common stockholders	$12,160	$(17,400)	$29,546	$(19,469)

Weighted average common shares outstanding (1)	26,567,269	24,566,196	25,941,571	24,321,282
Potential dilutive shares (2)	228,238	—	91,021	—
Weighted average common shares outstanding and potential dilutive shares (1)	26,795,507	24,566,196	26,032,592	24,321,282

Net income (loss) per common share, basic	$0.46	$(0.71)	$1.14	$(0.80)
Net income (loss) per common share, diluted	$0.45	$(0.71)	$1.13	$(0.80)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three and nine months ended September 30, 2021, the following are included in the diluted shares calculation: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 149,037 shares and 28,668 shares of Class A common stock, respectively, and b) potential vesting of restricted stock to employees for 79,201 shares and 62,353 shares of Class A common stock, respectively.

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

Series T Redeemable Preferred Stock Offering

During the nine months ended September 30, 2021, the Company issued 13,228,681 shares of Series T Preferred Stock under its continuous registered Series T Preferred Offering with net proceeds of approximately $297.6 million after commissions, dealer manager fees and discounts of approximately $33.1 million, along with 46,211 shares issued under the dividend reinvestment plan with total proceeds of $1.2 million. During the life of the Series T Preferred Offering, the Company has issued a total of 22,999,221 shares of Series T Preferred Stock for net proceeds of approximately $517.5 million after commissions, dealer manager fees and discounts. During the nine months ended September 30, 2021, the Company, at the request of holders, redeemed 71,990 shares of Series T Preferred Stock through the issuance of 165,063 shares of Class A common stock and redeemed 651 shares of Series T Preferred Stock in cash.

Series B Redeemable Preferred Stock

During the nine months ended September 30, 2021, the Company, at the request of holders, redeemed 2,766 shares of Series B Preferred Stock through the issuance of 246,954 shares of Class A common stock and redeemed 40 shares of Series B Preferred Stock in cash. In November 2019, the Company began initiating redemptions of Series B Preferred Stock, and during the nine months ended September 30, 2021, redemptions initiated by the Company resulted in 150,758 shares of Series B Preferred Stock redeemed through the issuance of 14,592,550 shares of Class A common stock. The Company did not initiate any redemptions of Series B Preferred Stock in the third quarter 2021.

As of September 30, 2021, the Company had 389,210 outstanding Warrants from its offering of Series B Preferred Stock. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A common stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). Each Warrant is exercisable by the holder to purchase 20 shares of Class A common stock. The Warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2021, a total of 21,723 Warrants had been exercised into 193,144 shares of Class A common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $14.71 per share.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company did not issue any shares through the Class A Common Stock ATM Offering during the first three quarters of 2021. During the life of the Class A Common Stock ATM Offering, the Company issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

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

During the nine months ended September 30, 2021, the Company repurchased 11,140,637 shares of Class A common stock for a total purchase price of approximately $119.6 million. Under the current repurchase plans, the total purchase price of shares repurchased by the Company was approximately $138.5 million, and as of September 30, 2021, the value of shares that was available for repurchase under the repurchase plans was $11.5 million.

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

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2021, limited partners other than the Company owned approximately 30.44% of the common units of the Operating Partnership (6,309,672 OP Units, or 16.75%, is held by OP Unit holders, and 5,153,607 LTIP Units, or 13.69%, is held by LTIP Unit holders, including 5.92% which are not vested at September 30, 2021). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

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

The Company granted LTIP Units to two executive officers under the Incentive Plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, as follows: an aggregate of 19,683 LTIP Units granted on February 16, 2021 for the first quarter 2021, an aggregate of 23,206 LTIP Units granted on May 11, 2021 for the second quarter 2021, and an aggregate of 19,209 LTIP Units granted on August 3, 2021 for the third quarter 2021.

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

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $1.0 million, and $3.0 million and $2.9 million during the three and nine months ended September 30, 2021 and 2020, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.9 million and $0.8 million, and $2.7 million and $2.1 million during the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $8.0 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 1.8 years.

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

The Company recognized compensation expense for all such RSGs of approximately $0.1 million and $0.1 million, and $0.3 million and $0.3 million during the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was $0.6 million of total unrecognized compensation expense related to the unvested RSGs granted under the Incentive Plans. The remaining expense is expected to be recognized over the remaining 2.2 years.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
July 12, 2021	July 23, 2021	$5.00	August 5, 2021
July 12, 2021	August 25, 2021	$5.00	September 3, 2021
July 12, 2021	September 24, 2021	$5.00	October 5, 2021
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
June 11, 2021	June 25, 2021	$0.4765625	July 2, 2021
September 10, 2021	September 24, 2021	$0.4765625	October 5, 2021
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
June 11, 2021	June 25, 2021	$0.4453125	July 2, 2021
September 10, 2021	September 24, 2021	$0.4453125	October 5, 2021
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021
July 12, 2021	July 23, 2021	$0.128125	August 5, 2021
July 12, 2021	August 25, 2021	$0.128125	September 3, 2021
July 12, 2021	September 24, 2021	$0.128125	October 5, 2021
(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions declared and paid for the nine months ended September 30, 2021 were as follows (amounts in thousands):

	Distributions
2021	Declared	Paid
First Quarter
Class A Common Stock	$3,943	$3,630
Class C Common Stock	12	12
Series A Preferred Stock	706	1,842
Series B Preferred Stock	7,089	7,400
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	4,493	4,049
OP Units	1,027	1,027
LTIP Units	814	510
Total first quarter 2021	$20,413	$20,799
Second Quarter
Class A Common Stock	$4,753	$3,945
Class C Common Stock	12	12
Series B Preferred Stock	5,818	6,273
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	6,220	5,616
OP Units	1,027	1,025
LTIP Units	721	836
Total second quarter 2021	$20,880	$20,036
Third Quarter
Class A Common Stock	$4,244	$4,750
Class C Common Stock	12	12
Series B Preferred Stock	5,404	5,407
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	8,039	7,439
OP Units	1,027	1,025
LTIP Units	836	631
Total third quarter 2021	$21,891	$21,593
Total	$63,184	$62,428

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

Note 15 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
October 11, 2021	October 25, 2021	$5.00	November 5, 2021
October 11, 2021	November 24, 2021	$5.00	December 3, 2021
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
Series T Preferred Stock (1)
October 11, 2021	October 25, 2021	$0.128125	November 5, 2021
October 11, 2021	November 24, 2021	$0.128125	December 3, 2021
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP Units and LTIP Units, subsequent to September 30, 2021 (amounts in thousands):

	Declaration			Distributions	Total
Shares	Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	September 10, 2021	September 24, 2021	October 5, 2021	$0.1625000	$4,244
Class C Common Stock	September 10, 2021	September 24, 2021	October 5, 2021	0.1625000	12
Series B Preferred Stock	July 12, 2021	September 24, 2021	October 5, 2021	5.0000000	1,800
Series C Preferred Stock	September 10, 2021	September 24, 2021	October 5, 2021	0.4765625	1,094
Series D Preferred Stock	September 10, 2021	September 24, 2021	October 5, 2021	0.4453125	1,235
Series T Preferred Stock	July 12, 2021	September 24, 2021	October 5, 2021	0.1281250	2,882
OP Units	September 10, 2021	September 24, 2021	October 5, 2021	0.1625000	1,027
LTIP Units	September 10, 2021	September 24, 2021	October 5, 2021	0.1625000	639

Series B Preferred Stock	October 11, 2021	October 25, 2021	November 5, 2021	5.0000000	1,799
Series T Preferred Stock	October 11, 2021	October 25, 2021	November 5, 2021	0.1281250	3,090
Total					$17,822

Acquisitions of Single-Family Residential Homes

In October 2021, the Company acquired an 80% interest in three portfolios of single-family residential homes, pursuant to the terms and conditions of three separate purchase and sales agreements, located throughout Texas for an aggregate purchase price of $16.4 million. The purchase price was funded, in part, with $11.5 million in mortgage loans provided by the Company to the consolidated property owners. The Company also made additional preferred equity investments totaling $0.6 million in the Peak REIT OP related to these three portfolios. Refer to the Peak Housing disclosures in Note 6 and Note 7 for further information about the Company’s consolidation of the mortgage loans and its preferred equity investment in Peak REIT OP.

Joint Venture Financing

In October 2021, the Company entered into a joint venture with an unaffiliated third party to invest in single-family residential homes. The Company has made a commitment to fund $71.3 million, or 95% of the total common equity, in the joint venture, of which the Company has funded $11.4 million of the total $12.0 million funded to the joint venture as of November 2, 2021. The joint venture provided a short-term loan of $11.0 million to entities affiliated with the Company’s joint venture partner. The loan proceeds will be used by these entities to acquire homes, and as the entities are under agreement to be contributed to the joint venture, any homes acquired by the entities affiliated with the Company’s joint venture partner will be contributed to the joint venture.

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

Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus and its variants (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company and its tenants of our properties, business partners within our network and service providers, as well as the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact (including governmental actions that may vary by jurisdiction, such as mandated business closing; “stay-at-home” orders; limits on group activity; and actions to protect residential tenants from eviction), and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this Quarterly Report on Form 10-Q, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of the Company’s securities offerings;
●	the competitive environment in which we operate;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	risks associated with geographic concentration of our investments;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease newly acquired or newly constructed residential properties;

●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;
●	development and acquisition risks, including rising and unanticipated costs, delays in timing, abandonment of opportunities, and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment and single-family residential owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality multifamily apartment communities and single-family residential homes in knowledge economy growth markets across the United States. We seek to maximize returns through investments where we believe we can drive substantial growth in our core funds from operations and net asset value primarily through our Value-Add and Invest-to-Own investment strategies.

We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries.

As of September 30, 2021, we held an aggregate of 19,772 units, comprised of 17,632 multifamily units and 2,140 single-family residential homes. The aggregate number of units are held through seventy-two real estate investments, consisting of thirty-nine consolidated operating investments and thirty-three investments held through preferred equity, loan or ground lease investments. As of September 30, 2021, the Company’s consolidated operating investments were approximately 96.2% occupied.

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

COVID-19

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While, consistent with prior quarters, we did not incur any significant impact on our performance during the three months ended September 30, 2021 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

As of September 30, 2021, we collected 97% of rents from our multifamily properties for the three months ended September 30, 2021. As of October 31, 2021, we collected 97% of October rents from our multifamily properties. In 2020, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the nine months ended September 30, 2021, the Company did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 96.2% and 95.8% as of September 30, 2021 and October 31, 2021, respectively, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of September 30, 2021, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

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

Other Significant Developments

Acquisitions of and Investments in Real Estate

During the nine months ended September 30, 2021, we acquired one multifamily operating property representing an aggregate of 276 units and eight operating portfolios of single-family residential homes representing an aggregate of 759 homes, for total purchase prices of $196.7 million.

Additionally, we entered into fourteen preferred equity investments in both multifamily apartment communities and single-family residential homes, committing $165.8 million, of which $76.9 million was funded (which includes the full funding of seven investments for $66.2 million), during the period.

We made mortgage loan investments in two portfolios of single-family residential homes amounting to $9.9 million.

In addition to the investments summarized in the tables below, we increased our mezzanine loan investments in Avondale Hills, Domain at The One Forty, Motif, Reunion Apartments and Vickers Historic Roswell by approximately $21.4 million in aggregate, increased our preferred equity investments in Alexan CityCentre, Chandler, The Conley and Thornton Flats by approximately $4.6 million in aggregate, and provided increased funding for the Zoey Ground Lease of approximately $8.3 million.

The following is a summary of our real estate investments made during the nine months ended September 30, 2021 (dollars in millions):

			Number of	Ownership	Purchase
Name - Operating	Location / Market	Date of Investment	Units / Homes	Interest	Price
Multifamily
Windsor Falls	Raleigh, NC	June 17, 2021	276	100%	$48.8

Single-Family Residential (1)
Yauger Park Villas	Olympia, WA	April 14, 2021	80	95%	24.5
Wayford at Concord (2)	Concord, NC	June 4, 2021	150	83%	44.4
Indy	Indianapolis, IN	August 12, 2021	44	60%	3.8
Springfield	Springfield, MO	August 18, 2021	290	60%	49.0
Springtown	Springtown, TX	September 15, 2021	70	80%	9.4
Texarkana	Texarkana, TX	September 21, 2021	29	80%	3.1
Lubbock	Lubbock, TX	September 24, 2021	60	80%	5.6
Granbury	Granbury, TX	September 30, 2021	36	80%	8.1
Total Operating			1,035		$196.7

			Actual/Planned
			Number of	Commitment	Investment
Name - Preferred Equity	Location / Market	Date of Investment	Units / Homes	Amount	Amount
Multifamily
The Riley	Richardson, TX	March 1, 2021	262	$7.0	$7.0
The Reserve at Palmer Ranch (3)	Sarasota, FL	June 10, 2021	320	11.4	11.4
Deerwood Apartments	Houston, TX	June 16, 2021	330	16.5	2.4
Wayford at Innovation Park	Charlotte, NC	June 17, 2021	210	11.7	—
Deercross	Indianapolis, IN	June 25, 2021	372	4.0	4.0
Spring Parc	Dallas, TX	July 13, 2021	304	8.0	8.0
The Crossings of Dawsonville	Dawsonville, GA	July 14, 2021	216	10.5	10.5
Lower Broadway	San Antonio, TX	July 15, 2021	386	15.8	—
Orange City Apartments	Orange City, FL	July 26, 2021	298	15.1	—
Renew 3030	Mesa, AZ	August 31, 2021	126	7.1	7.1

Single-Family Residential
Peak Housing (4)	Various (5)	2Q/3Q, 2021	474	18.2	18.2
Willow Park	Willow Park, TX	June 17, 2021	46	3.8	—
The Cottages of Port St. Lucie	Port St. Lucie, FL	August 26, 2021	286	18.8	3.6
The Cottages at Myrtle Beach	Myrtle Beach, SC	September 9, 2021	294	17.9	4.7
Total Preferred Equity			3,924		$76.9

			Number of	Commitment	Investment
Name - Mortgage Loan	Market	Date of Investment	Homes	Amount	Amount
Single-Family Residential
Corpus	Corpus Christi, TX	July 9, 2021	81	6.8	6.8
Jolin	Weatherford, TX	August 6, 2021	24	3.1	3.1
Total Mortgage Loan			105		$9.9
Total			5,064		$283.5
(1)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(2)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.
(3)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.
(4)	Peak Housing consists of our preferred equity investments in a private single-family home REIT. Peak Housing contains the following nine portfolios of single-family residential homes: Corpus, Granbury, Indy, Jolin, Lubbock, Peak I, Springfield, Springtown and Texarkana. The 474 homes presented only represent those in the Peak I portfolio. The number of homes related to the other eight portfolios are presented separately in the table as we also hold a common equity investment in the portfolio or have provided a mortgage loan to the portfolio.
(5)	Peak Housing includes portfolios of homes located in Indiana, Missouri and Texas.

Sale of Real Estate Assets and Investments

We sold seven operating properties for net proceeds of $189.3 million. Additionally, three of the properties underlying our preferred equity investments were sold for net proceeds of $32.2 million, of which $0.3 million is to be received subsequent to September 30, 2021. We also received a mezzanine loan payoff of approximately $12.9 million from the sale of one property.

The following is a summary of our real estate sales, mezzanine loan payoffs and redemption of preferred equity investments during the nine months ended September 30, 2021 (dollars in millions):

			Number of	Ownership	Sale	BRG Net
Property	Location	Date Sold	Units	Interest	Price	Proceeds
Operating
ARIUM Grandewood	Orlando, FL	January 28, 2021	306	100%	$65.3	$25.1
James at South First	Austin, TX	February 24, 2021	250	90%	50.0	18.1
Marquis at The Cascades	Tyler, TX	March 1, 2021	582	90%	90.9	32.6
Plantation Park	Lake Jackson, TX	April 26, 2021	238	80%	32.0	2.7
The Reserve at Palmer Ranch (1)	Sarasota, FL	June 10, 2021	320	100%	57.6	16.6
Park & Kingston	Charlotte, NC	July 7, 2021	168	100%	44.9	24.7
The District at Scottsdale	Scottsdale, AZ	July 7, 2021	332	99%	150.5	69.5
Total Operating			2,196		491.2	189.3

Mezzanine Loan
Vickers Historic Roswell	Roswell, GA	June 29, 2021	79	—	40.3	12.9
Total Mezzanine Loan			79		40.3	12.9

Preferred Equity
The Conley	Leander, TX	March 18, 2021	259	—	52.1	16.5
Alexan Southside Place	Houston, TX	March 25, 2021	270	—	45.1	10.1
Wayford at Concord (2)	Concord, NC	June 4, 2021	150	—	44.4	7.0
Mira Vista	Austin, TX	September 23, 2021	200		32.6	5.6
Total Preferred Equity			879		174.2	39.2
Total			3,154		$705.7	$241.4
(1)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.
(2)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.

Series T Preferred Stock Continuous Offering

During the nine months ended September 30, 2021, we issued 13,228,681 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $297.6 million after commissions, dealer manager fees and discounts of approximately $33.1 million.

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

Redemptions of Series B Redeemable Preferred Stock

During the nine months ended September 30, 2021, we redeemed 153,524 shares of Series B Preferred Stock through the issuance of 14,839,504 shares of Class A common stock.

Our total stockholders’ equity increased $52.9 million from $58.4 million as of December 31, 2020 to $111.3 million as of September 30, 2021. The increase in our total stockholders’ equity is primarily attributable to the issuance of shares of Class A common stock for the redemptions of shares of Series B Preferred Stock of $153.4 million (of which, $150.7 million relates to Company-initiated redemptions) and net income of $94.6 million, offset by dividends declared of $57.7 million, the repurchase of shares of Class A common stock of $119.6 million and preferred stock accretion of $19.2 million during the nine months ended September 30, 2021.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of September 30, 2021:

		Number of	Date	Ownership	Average		%
Name	Location	Units	Built/Renovated (1)	Interest	Rent (2)		Occupied (3)
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,408		93.5%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,566		94.9%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,732		95.9%
Avenue 25	Phoenix, AZ	254	2013	100%	1,351		94.1%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%	1,471		95.7%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%	1,330		97.4%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,453		97.5%
Chevy Chase	Austin, TX	320	1971	92%	1,008		98.8%
Cielo on Gilbert	Mesa, AZ	432	1985	90%	1,178		97.0%
Citrus Tower	Orlando, FL	336	2006	97%	1,436		95.2%
Denim	Scottsdale, AZ	645	1979	100%	1,344		96.1%
Elan	Austin, TX	270	2007	100%	1,192		97.0%
Element	Las Vegas, NV	200	1995	100%	1,365		94.5%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,491		98.3%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,347		98.4%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,196		95.7%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,524		95.9%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,355		97.9%
Roswell City Walk	Roswell, GA	320	2015	98%	1,705		97.2%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,455		98.5%
The Brodie	Austin, TX	324	2001	100%	1,392		96.0%
The Debra Metrowest, formerly ARIUM Metrowest	Orlando, FL	510	2001	100%	1,477		95.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,531		95.1%
The Mills	Greenville, SC	304	2013	100%	1,099		98.7%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,665		95.9%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,232		93.1%
Veranda at Centerfield	Houston, TX	400	1999	93%	1,062		94.5%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,222		96.4%
Wesley Village	Charlotte, NC	301	2010	100%	1,429		95.7%
Windsor Falls	Raleigh, NC	276	1994	100%	1,170		95.3%
Total Units		10,626

		Number of	Average Year
Single-Family Residential (4)	Market	Homes	Built
Granbury	Granbury, TX	36	2020-2021	80%	1,556		97.2%
Indy	Indianapolis, IN	44	1958	60%	753		88.6%
Lubbock	Lubbock, TX	60	1955	80%	969		93.3%
Navigator Villas	Pasco, WA	176	2013	90%	1,215		97.2%
Springfield	Springfield, MO	290	2004	60%	1,126		96.2%
Springtown	Springtown, TX	70	1991	80%	1,216		100.0%
Texarkana	Texarkana, TX	29	1967	80%	940		93.1%
Wayford at Concord	Concord, NC	150	2019	83%	1,868		98.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,043		97.5%
Total Homes		935			—		—
Total Units and Homes/Average		11,561			$1,384	(5)	96.2%
(1)Represents date of last significant renovation or year built if there were no renovations.
(2)Represents the average effective monthly rent per occupied unit for the three months ended September 30, 2021. Total concessions for the three months ended September 30, 2021 amounted to approximately $0.1 million.
(3)Percent occupied is calculated as (i) the number of units occupied as of September 30, 2021 divided by (ii) total number of units, expressed as a percentage.
(4)Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(5)The average effective monthly rent including sold properties was $1,384 for the three months ended September 30, 2021.

The following is a summary of our preferred equity, loan and ground lease investments as of September 30, 2021:

		Actual/	Total Actual/			Actual/
		Planned	Estimated		Actual/	Estimated	Actual/	Pro
		Number	Construction		Estimated	Initial	Estimated	Forma
		of Units	Cost	Cost to Date	Construction	Occupancy	Construction	Average
Lease-up Investment Name (1)	Location / Market	or Homes	(in millions)	(in millions)	Cost Per Unit	or Home	Completion	Rent (2)
Multifamily
Reunion Apartments	Orlando, FL	280	$48.3	$44.0	$172,500	3Q 2021	3Q 2022	$1,366
Total Lease-up Units		280

Development Investment Name (1)
Multifamily
Zoey	Austin, TX	307	59.5	48.9	193,811	1Q 2022	2Q 2022	1,762
Avondale Hills	Decatur, GA	240	50.9	29.1	212,083	1Q 2023	1Q 2023	1,538
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414	99.2	60.5	239,614	1Q 2022	1Q 2023	1,599
Deerwood Apartments	Houston, TX	330	65.8	13.9	199,394	4Q 2022	2Q 2023	1,590
Chandler	Chandler, AZ	208	48.2	8.4	231,731	3Q 2023	4Q 2023	1,457
Orange City Apartments	Orange City, FL	298	60.5	7.5	203,020	1Q 2023	4Q 2023	1,457
Lower Broadway	San Antonio, TX	386	91.5	20.8	237,047	4Q 2023	2Q 2024	1,769
Wayford at Innovation Park	Charlotte, NC	210	62.0	4.8	295,238	3Q 2023	3Q 2024	1,994
Total Units		2,393

Single-Family Residential
Willow Park	Willow Park, TX	46	12.7	5.4	276,087	2Q 2022	4Q 2022	2,362
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	11.6	214,966	1Q 2023	4Q 2023	1,743
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	9.9	243,357	1Q 2023	4Q 2023	2,133
Total Homes		626
Total Development Units and Homes		3,019

		Number						Average
Operating Investment Name (1)	Location / Market	of Units / Homes						Rent (2)
Multifamily
Alexan CityCentre	Houston, TX	340						$1,628
Belmont Crossing	Smyrna, GA	192						924
Deercross	Indianapolis, IN	372						771
Domain at The One Forty	Garland, TX	299						1,416
Georgetown Crossing	Savannah, GA	168						1,105
Hunter's Pointe	Pensacola, FL	204						1,009
Motif	Fort Lauderdale, FL	385						2,263
Park on the Square	Pensacola, FL	240						1,233
Renew 3030	Mesa, AZ	126						1,098
Sierra Terrace	Atlanta, GA	135						1,292
Sierra Village	Atlanta, GA	154						1,254
Spring Parc	Dallas, TX	304						953
The Commons	Jacksonville, FL	328						933
The Crossings of Dawsonville	Dawsonville, GA	216						1,447
The Reserve at Palmer Ranch	Sarasota, FL	320						1,448
The Riley	Richardson, TX	262						1,485
Thornton Flats	Austin, TX	104						1,628
Water's Edge	Pensacola, FL	184						1,214
Total Units		4,333

Single-Family Residential
Corpus	Corpus Christi, TX	81						1,146
Jolin	Weatherford, TX	24						1,360
Peak Housing (3)	Various (4)	474						968
Total Homes		579
Total Operating Units and Homes		4,912
Total Units and Homes/Average		8,211						$1,440
(1)	Investments in which the Company has a loan, preferred equity or ground lease investment. Operating investments represent stabilized operating investments. Refer to Note 6 and Note 7 in our consolidated financial statements for further information.
(2)	For development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.

(3)	Peak Housing consists of our preferred equity investments in a private single-family home REIT (refer to Note 7 in our consolidated financial statements for further information). Peak Housing contains the following nine portfolios of single-family residential homes: Corpus, Granbury, Indy, Jolin, Lubbock, Peak I, Springfield, Springtown and Texarkana. The 474 homes presented only represent those in the Peak I portfolio. The number of homes related to the other eight portfolios are presented separately in the tables above as the Company also holds a common equity investment in the portfolio or has provided a mortgage loan to the portfolio.
(4)	Peak Housing includes portfolios of homes located in Indiana, Missouri and Texas.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue

Rental and other property revenues increased $1.1 million, or 2%, to $49.8 million for the three months ended September 30, 2021 as compared to $48.7 million for the same prior year period. This was due to a $7.3 million increase from the acquisition of nine properties in 2021 and the full period impact of four properties acquired in 2020, a $2.9 million increase from same store properties, and a $0.3 million increase from other non-same store properties, partially offset by a $9.4 million decrease driven by the sales of seven properties in 2021 and the full period impact of one property sold in 2020.

Interest income from mezzanine loan and ground lease investments decreased $1.9 million, or 32%, to $4.0 million for the three months ended September 30, 2021 as compared to $5.9 million for the same prior year period primarily due to the sales of three underlying properties in 2021 and 2020 and decreases in interest rates in 2021, partially offset by increases in the average outstanding balance of mezzanine loans in 2021.

Expenses

Property operating expenses decreased $0.4 million, or 2%, to $19.1 million for the three months ended September 30, 2021 as compared to $19.5 million for the same prior year period. This was primarily due to a $4.0 million decrease from sold properties, partially offset by a $2.8 million increase from the acquisition of properties in 2021 and 2020 and a $0.8 million increase from same store properties. Property NOI margins increased to 61.6% of total revenues for the three months ended September 30, 2021 from 59.8% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.03 million, or 2%, to $1.26 million for the three months ended September 30, 2021 as compared to $1.23 million in the same prior year period.  Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $6.9 million for the three months ended September 30, 2021 as compared to $5.9 million for the same prior year period primarily due to increases in compensation and benefits.

Acquisition and pursuit costs amounted to $0.4 million for the three months ended September 30, 2021 as compared to $2.2 million for the same prior year period.  The 2020 expense primarily related to the write-off of pre-acquisition costs from one abandoned deal due to the uncertainty from COVID-19.  Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods primarily due to increases in compensation and benefits.

Weather-related losses, net amounted to $0.1 million for the three months ended September 30, 2021.  The 2021 expense related to storm damages to one property in Arizona and one property in Florida.  No weather-related losses were recorded in 2020.

Depreciation and amortization expenses were flat at $19.2 million for the three months ended September 30, 2021 as compared to the same prior year period. This was due to a $3.3 million decrease from sold properties and a $0.4 million decrease from other non-same store properties, offset by a $3.3 million increase from the acquisition of properties in 2021 and 2020 and a $0.4 million increase from same store properties.

Other Income and Expense

Other income and expense amounted to income of $36.6 million for the three months ended September 30, 2021 compared to expense of $10.5 million for the same prior year period. This was primarily due to an increase in gains on sale of real estate investments of $48.9 million, partially offset by an increase in loss on early extinguishment of debt of $3.1 million.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue

Rental and other property revenues increased $3.9 million, or 3%, to $150.6 million for the nine months ended September 30, 2021 as compared to $146.7 million for the same prior year period. This was due to a $19.7 million increase from the acquisition of nine properties in 2021 and the full period impact of six properties acquired in 2020 and a $5.7 million increase from same store properties, partially offset by a $21.5 million decrease driven by the sales of seven properties in 2021 and the full period impact of four properties sold in 2020.

Interest income from related parties and ground leases decreased $4.3 million, or 25%, to $12.8 million for the nine months ended September 30, 2021 as compared to $17.1 million for the same prior year period primarily due to the sales of three underlying properties in 2021 and 2020 and decreases in interest rates in 2021, partially offset by increases in the average outstanding balance of mezzanine loans in 2021.

Expenses

Property operating expenses increased $0.6 million, or 1%, to $58.0 million for the nine months ended September 30, 2021 as compared to $57.4 million for the same prior year period. This was primarily due to a $7.7 million increase from the acquisition of properties in 2021 and 2020 and a $2.2 million increase from same store properties, partially offset by a $9.3 million decrease from sold properties. Property NOI margins increased to 61.5% of total revenues for the nine months ended September 30, 2021 from 60.8% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.1 million, or 2%, to $3.8 million for the nine months ended September 30, 2021 as compared to $3.7 million in the same prior year period.  Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $20.1 million for the nine months ended September 30, 2021 as compared to $17.6 million for the same prior year period primarily due to increases in compensation, benefits, and professional, audit and tax services.

Acquisition and pursuit costs amounted to $0.4 million for the nine months ended September 30, 2021 as compared to $3.9 million for the same prior year period. The 2020 expense primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $3.3 million of the total costs related to two abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.5 million for the nine months ended September 30, 2021.  The 2021 expense related to freeze damages at eight properties in Texas and storm damages to one property in Arizona and one property in Florida.  No weather-related losses were recorded in 2020.

Depreciation and amortization expenses were $59.5 million for the nine months ended September 30, 2021 as compared to $60.2 million for the same prior year period. This was due to a $8.9 million decrease from sold properties and a $0.2 million decrease from same store properties, partially offset by a $8.4 million increase from the acquisition of properties in 2021 and 2020.

Other Income and Expense

Other income and expense amounted to income of $98.3 million for the nine months ended September 30, 2021 compared to income of $10.1 million for the same prior year period. This was primarily due to an increase in gains on sale of real estate investments of $79.2 million, a decrease in loss on early extinguishment of debt of $7.2 million, and a $2.2 million net decrease in interest expense.

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

For comparison of our three months ended September 30, 2021 and 2020, the same store properties included properties owned at July 1, 2020. Our same store properties for the three months ended September 30, 2021 and 2020 consisted of 25 properties, representing 8,882 units.

For comparison of our nine months ended September 30, 2021 and 2020, the same store properties included properties owned at January 1, 2020. Our same store properties for the nine months ended September 30, 2021 and 2020 consisted of 24 properties, representing 8,628 units.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
Property Revenues
Same Store	$40,011	$37,138	$2,873	7.7%
Non-Same Store	9,772	11,528	(1,756)	(15.2)%
Total property revenues	49,783	48,666	1,117	2.3%

Property Expenses
Same Store	15,422	14,620	802	5.5%
Non-Same Store	3,716	4,951	(1,235)	(24.9)%
Total property expenses	19,138	19,571	(433)	(2.2)%

Same Store NOI	24,589	22,518	2,071	9.2%
Non-Same Store NOI	6,056	6,577	(521)	(7.9)%
Total NOI (1)	$30,645	$29,095	$1,550	5.3%

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
Property Revenues
Same Store	$113,222	$107,479	$5,743	5.3%
Non-Same Store	37,364	39,234	(1,870)	(4.8)%
Total property revenues	150,586	146,713	3,873	2.6%

Property Expenses
Same Store	43,306	41,089	2,217	5.4%
Non-Same Store	14,672	16,352	(1,680)	(10.3)%
Total property expenses	57,978	57,441	537	0.9%

Same Store NOI	69,916	66,390	3,526	5.3%
Non-Same Store NOI	22,692	22,882	(190)	(0.8)%
Total NOI (1)	$92,608	$89,272	$3,336	3.7%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Same store NOI for the three months ended September 30, 2021 increased 9.2%, or $2.1 million, compared to the 2020 period. Same store property revenues increased 7.7%, or $2.9 million, as compared to the 2020 period, primarily attributable to a 7.1% increase in average rental rates and a 30-basis point increase in occupancy. Of our twenty-five same store properties, all twenty-five recognized rental rate increases and fourteen recognized increases in occupancy during the period. In addition, ancillary income, such as termination fees, late fees, and pet fees, increased $0.3 million.

Same store expenses for the three months ended September 30, 2021 increased 5.5%, or $0.8 million, compared to the 2020 period. The increase was partially due to non-controllable expenses; real estate taxes increased $0.2 million due to municipality tax increases and insurance increased $0.1 million due to industrywide multifamily price increases. The remaining increase was due to the following increases: $0.2 million in repairs and maintenance, $0.2 million in administrative costs, and $0.1 million in marketing and payroll.

Non-same store property revenues and property expenses for the three months ended September 30, 2021 decreased $1.8 million and $1.2 million, respectively, compared to the 2020 period due to the timing and volume of operating property transactions. We acquired thirteen operating properties representing 2,323 units and sold eight properties representing 2,286 units since July 1, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Same store NOI for the nine months ended September 30, 2021 increased 5.3%, or $3.5 million, compared to the 2020 period. Same store property revenues increased 5.3%, or $5.7 million, as compared to the 2020 period, primarily attributable to a 3.6% increase in average rental rates and an 80-basis point increase in occupancy. Of our twenty-four same store properties, twenty-one recognized increases in rental rates and seventeen recognized increases in occupancy during the period. In addition, bad debt decreased $0.5 million and ancillary income, such as termination fees, late fees, and pet fees, increased $0.9 million.

Same store expenses for the nine months ended September 30, 2021 increased 5.4%, or $2.2 million, compared to the 2020 period. The increase was primarily due to non-controllable expenses; real estate taxes increased $0.6 million due to municipality tax increases and insurance increased $0.5 million due to industrywide multifamily price increases. The remaining increase was due to the following increases: $0.4 million in repairs and maintenance, $0.4 million in administrative costs, $0.2 million in turnover, and $0.1 million in marketing.

Non-same store property revenues and property expenses for the nine months ended September 30, 2021 decreased $1.9 million and $1.7 million, respectively, compared to the 2020 period due to the timing and volume of operating property transactions. We acquired fifteen operating properties representing 2,933 units and sold eleven properties representing 3,118 units since January 1, 2020.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$12,544	$(17,058)	$30,696	$(18,461)
Add back: Net income (loss) attributable to Operating Partnership Units	4,994	(6,270)	13,176	(6,679)
Net income (loss) attributable to common stockholders and unit holders	17,538	(23,328)	43,872	(25,140)
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	18,187	18,309	56,627	57,353
Non-real estate depreciation and amortization	122	122	365	364
Non-cash interest expense	363	731	1,517	2,323
Unrealized loss on derivatives	41	98	31	67
Loss on extinguishment of debt and debt modification costs	2,975	—	6,148	13,590
Provision for credit losses	17	—	584	—
Property management fees	1,191	1,173	3,608	3,540
Acquisition and pursuit costs	413	2,242	428	3,933
Corporate operating expenses	6,781	5,817	19,871	17,279
Weather-related losses, net	140	—	500	—
Preferred dividends	15,772	15,003	44,756	42,787
Preferred stock accretion	4,840	4,451	19,152	11,978
Less common stockholders and Operating Partnership Units pro-rata share of:
Other income, net	216	52	324	49
Preferred returns on unconsolidated real estate joint ventures	3,322	2,935	7,938	8,343
Interest income from loan and ground lease investments	4,149	5,923	12,984	17,149
Gain on sale of real estate investments	43,359	—	124,416	55,360
Pro-rata share of properties’ income	17,334	15,708	51,797	47,173
Add:
Noncontrolling interest pro-rata share of partially owned property income	977	725	2,356	2,278
Total property income	18,311	16,433	54,153	49,451
Add:
Interest expense	12,334	12,662	38,455	39,821
Net operating income	30,645	29,095	92,608	89,272
Less:
Non-same store net operating income	6,056	6,577	22,692	22,882
Same store net operating income	$24,589	$22,518	$69,916	$66,390

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

We believe we currently have a stable financial condition; as of September 30, 2021, we collected 97% of rents from our multifamily properties for the three months ended September 30, 2021. As of October 31, 2021, we collected 97% of October rents from our multifamily properties. In 2020, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the nine months ended September 30, 2021, we did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 96.2% and 95.8% as of September 30, 2021 and October 31, 2021, respectively, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

As we did in 2020 and to date in 2021, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. Due to the uncertainty surrounding the impact of COVID-19, we had suspended interior renovations at several properties as part of assuming a more conservative posture; however, we have selectively restarted the program at various properties as we gained more visibility on the economic recovery nationally and within our specific markets.

In general, we believe our available cash balances, the proceeds from the Amended Senior and Amended Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from our credit facilities, as well as proceeds raised in our continuous Series T Preferred Offering through the end of its offering period in November 2021, will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily and single-family assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through:

●	$163.3 million in cash available at September 30, 2021;
●	$137.4 million of capacity on our credit facilities as of September 30, 2021;
●	cash generated from operating activities; and
●	proceeds raised in our continuous Series T Preferred Offering through the end of its offering period in November 2021, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Only 0.2%, or $3.0 million, of our mortgage debt is maturing through the remainder of 2021. As of September 30, 2021, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity, loan and joint venture investments was $107.0 million, an increase from $35.0 million as of December 31, 2020; as of November 5, 2021, this amount was $159.1 million.

In October 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. On February 9, 2021, our Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to $150 million in shares. During the nine months ended September 30, 2021, we purchased 11,140,637 shares of Class A common stock for a total purchase price of approximately $119.6 million. Under the current repurchase plans, the total purchase price of shares repurchased by us was approximately $138.5 million, and as of September 30, 2021, the value of shares that was available for repurchase under the repurchase plans was $11.5 million. We did not repurchase any shares under the repurchase plans after September 30, 2021. The repurchase plans terminated upon the close of the NYSE American trading day on November 8, 2021, the filing date of this Form 10-Q with the SEC.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic, but we continue to assess along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of potential offerings of common and preferred stock through underwritten offerings, as well as issuance of OP Units. Given the significant volatility in the trading price of our Class A common stock and REIT equities generally associated with the COVID-19 pandemic and our otherwise stable financial condition and liquidity position, we cannot provide assurances that these offerings are a likely source of capital to meet short-term liquidity needs.

Our primary long-term liquidity requirements relate to (a) costs for additional multifamily apartment community and single-family residential home investments, (b) repayment of long-term debt and our credit facilities, (c) capital expenditures, and (d) cash redemption requirements related to our Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, our credit facilities, as well as future borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities, all of which may continue to be adversely impacted by the COVID-19 pandemic.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At September 30, 2021, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2021 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our continuous offering of Series T Preferred Stock, which will reach the end of its offering period in November 2021, sales of assets, proceeds from underwritten securities offerings, and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in various stages of development, in lease-up and operating. To date, these investments have generally been structured as mezzanine loans and mortgage loans to these types of projects. The notes receivable provide a current stated return, and in certain cases, an accrued return, and required repayment based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the property. If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which could be a reduction from what our notes receivable currently generate.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2021, we own interests in nineteen joint ventures that are accounted for as held to maturity debt securities or loans.

Cash Flows from Operating Activities

As of September 30, 2021, we held seventy-two real estate investments, consisting of thirty-nine consolidated operating investments and thirty-three investments held through preferred equity, loan or ground lease investments. During the nine months ended September 30, 2021, net cash provided by operating activities was $63.2 million after net income of $119.4 million was adjusted for the following:

●	non-cash items of $75.4 million;
●	an increase in accounts receivable, prepaids and other assets of $7.1 million; and
●	an increase in notes and accrued interest receivable of $3.1 million, offset by:
●	distributions and preferred returns from unconsolidated joint ventures of $8.7 million;
●	an increase in amortization of deferred interest income on mezzanine loan of $2.0 million;
●	an increase in loss on extinguishment of debt and debt modification costs of $6.7 million;
●	an increase in accounts payable and other accrued liabilities of $11.9 million; and
●	an increase in due to affiliates of $0.1 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $169.2 million, primarily due to the following:

●	$417.9 million of proceeds from the sale of real estate investments;
●	$36.7 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures; and
●	$12.4 million of repayments on notes receivable, offset by:
●	$157.8 million used in acquiring consolidated real estate investments;
●	$121.0 million used for investments in unconsolidated joint ventures, notes receivable and a ground lease; and
●	$19.0 million used on capital expenditures.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, net cash used in financing activities was $152.6 million, primarily due to the following:

●	$186.0 million of repayments of our mortgages payable;
●	$119.6 million paid for the repurchase of Class A common stock;
●	$63.0 million in repayments on revolving credit facilities;
●	$55.1 million paid for the redemption of Series A Preferred Stock;
●	$45.0 million paid in cash distributions to preferred stockholders;
●	$22.9 million in distributions paid to our noncontrolling interests;
●	$12.4 million paid in cash distributions to common stockholders;
●	$1.1 million increase in deferred financing costs;
●	$0.6 million of Class A common stock ATM issuance costs; and
●	$0.1 million paid for the redemption of Series B Preferred Stock;
●	partially offset by net proceeds of $296.6 million from issuance of Series T Preferred Stock;
●	net proceeds of $30.0 million from borrowings on revolving credit facilities;
●	net borrowings of $12.9 million on mortgages payable;
●	contributions from noncontrolling interests of $12.6 million; and
●	net proceeds of $1.3 million from the exercise of Warrants.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Redevelopment/renovations	$14,023	$6,461
Routine capital expenditures	4,478	2,962
Normally recurring capital expenditures	2,421	2,262
Total capital expenditures	$20,922	$11,685

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest expense, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, non-cash equity compensation and preferred stock accretion. Commencing in 2020, we do not deduct the accrued portion of the preferred income on our preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the preferred income totaled $1.9 million and $0.4 million, and $4.6 million and $1.2 million for the three and nine months ended September 30, 2021 and 2020, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired twelve operating investments, made fifteen investments through preferred equity or loans, sold eight operating investments and received payoffs of our loan or preferred equity in eight investments subsequent to September 30, 2020. We paid a quarterly common stock dividend of $0.1625 per share and unit, or a 102% payout on a CFFO basis, during the three months ended September 30, 2021. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$12,544	$(17,058)	$30,696	$(18,461)
Add back: Net income (loss) attributable to Operating Partnership Units	4,994	(6,270)	13,176	(6,679)
Net income (loss) attributable to common stockholders and unit holders	17,538	(23,328)	43,872	(25,140)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	18,187	18,309	56,627	57,353
Provision for credit losses	17	—	584	—
Gain on sale of real estate investments	(43,359)	—	(124,416)	(55,360)
FFO Attributable to Common Stockholders and Unit Holders	(7,617)	(5,019)	(23,333)	(23,147)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	413	2,242	428	3,933
Non-cash interest expense	363	731	1,517	2,323
Unrealized loss on derivatives	41	98	31	67
Loss on extinguishment of debt and debt modification costs	2,975	—	6,148	13,590
Amortization of deferred interest income on mezzanine loan	984	—	1,981	—
Weather-related losses, net	140	—	500	—
Non-real estate depreciation and amortization	122	122	365	364
Other income, net	(216)	(52)	(168)	(49)
Non-cash equity compensation	3,395	2,850	10,184	8,589
Preferred stock accretion	4,840	4,451	19,152	11,978
CFFO Attributable to Common Stockholders and Unit Holders	$5,440	$5,423	$16,805	$17,648

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.20)	$(0.15)	$(0.64)	$(0.70)
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.15	$0.16	$0.46	$0.53

Weighted average common shares and units outstanding - diluted	37,461,558	33,688,877	36,360,295	33,187,360

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021 which consisted of mortgage notes secured by our properties. At September 30, 2021, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2021	2022-2023	2024-2025	Thereafter
Mortgages Payable (Principal)	$1,342,158	$3,007	$139,654	$532,514	$666,983
Estimated Interest Payments on Mortgages Payable	254,640	12,027	94,550	73,765	74,298
Total	$1,596,798	$15,034	$234,204	$606,279	$741,281

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
July 12, 2021	July 23, 2021	$5.00	August 5, 2021
July 12, 2021	August 25, 2021	$5.00	September 3, 2021
July 12, 2021	September 24, 2021	$5.00	October 5, 2021
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
June 11, 2021	June 25, 2021	$0.4765625	July 2, 2021
September 10, 2021	September 24, 2021	$0.4765625	October 5, 2021
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
June 11, 2021	June 25, 2021	$0.4453125	July 2, 2021
September 10, 2021	September 24, 2021	$0.4453125	October 5, 2021
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021
July 12, 2021	July 23, 2021	$0.128125	August 5, 2021
July 12, 2021	August 25, 2021	$0.128125	September 3, 2021
July 12, 2021	September 24, 2021	$0.128125	October 5, 2021
(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.

(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions paid were funded from cash provided by operating activities except with respect to $1.8 million for the nine months ended September 30, 2021 which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Cash provided by operating activities	$63,248	$61,931

Cash distributions to preferred stockholders	$(45,013)	$(42,144)
Cash distributions to common stockholders	(12,361)	(11,748)
Cash distributions to noncontrolling interests, excluding $15.2 million and $2.7 million from the sale of real estate investments in 2021 and 2020, respectively	(7,688)	(5,784)
Total distributions	(65,062)	(59,676)

(Shortfall) excess	$(1,814)	$2,255
Proceeds from sale of real estate investments, net of noncontrolling distributions of $15.2 million and $2.7 million in 2021 and 2020, respectively	$189,336	$60,520
Proceeds from sale and redemption of our preferred equity investment in unconsolidated real estate joint ventures	$36,662	$35,542

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2021, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately ($0.9) million are excluded:

	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$3,007	$13,552	$126,102	$201,503	$331,011	$666,983	$1,342,158
Weighted Average Interest Rate	3.57%	3.54%	3.20%	3.75%	3.82%	3.43%	3.55%

The fair value of mortgages payable is estimated at $1,379.2 million as of September 30, 2021.

The table above incorporates those exposures that exist as of September 30, 2021; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2021, we had nine interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of September 30, 2021, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $0.7 million or decrease in interest expense of approximately $0.05 million, respectively, for the quarter ended September 30, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2020 filed with the SEC on February 23, 2021.

Our investments in single-family residential properties are a new component of our portfolio and may be difficult to evaluate.

We expect our investments in single-family residential properties to grow significantly as a portion of our overall residential portfolio. Public company investments in single-family residential properties for rent is relatively new. The lack of a long-term company and industry track record covering multiple real estate cycles may make it difficult for you to evaluate our potential future performance with respect to these investments.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series  B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of September 30, 2021, our total indebtedness was approximately $1.3 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of September 30, 2021, the number of preferred shares outstanding was as follows: 359,925 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 22,920,168 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75.0 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to an aggregate of $150 million in shares of Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock. The extent to which we repurchased shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock, and the timing of any such purchases, depended on a variety of factors including general business and market conditions and other corporate considerations. Share repurchases under the repurchase plans were made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases were structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the three months ended September 30, 2021, we purchased 2,977,477 shares of Class A common stock for a total purchase price of approximately $33.8 million. We made no repurchases of any series of our preferred stock during the third quarter 2021. The repurchase plans terminated upon the close of the NYSE American trading day on November 8, 2021, the filing date of this Form 10-Q with the SEC.

The following table is a summary of our repurchase activity during the quarter ended September 30, 2021:

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted Average	Purchased as Part of the	Shares that May Yet Be
Period	Shares Purchased (1)	Price Per Share	Publicly Announced Plans	Purchased Under the Plans
Class A Common Stock
July 1, 2021 – July 31, 2021	2,415,333	$11.01	2,415,333	$18,654,414
August 1, 2021 – August 31, 2021	562,144	12.77	562,144	11,475,518
September 1, 2021 – September 30, 2021	—	—	—	11,475,518
Total Class A Common Stock	2,977,477	$11.34	2,977,477
(1)	Includes shares repurchased by us pursuant to the stock repurchase plans as noted above and publicly announced in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 23, 2021, for up to an aggregate of $150.0 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans terminated upon the close of the NYSE American trading day on November 8, 2021, the filing date of this Form 10-Q with the SEC.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Notice of Renewal, dated August 4, 2021, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 5, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 5, 2021

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 5, 2021

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 8, 2021	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	November 8, 2021	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)