Form 10-K
period 2021-12-31
Bluerock Residential Growth REIT, Inc.
filed 2022-03-11
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of registrant’s most recently completed second fiscal quarter, was $293,427,966 based on the closing price of the Class A common stock on the NYSE American on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of March 7, 2022:

Class A Common Stock: 29,260,629 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K

December 31, 2021

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including statements regarding the completion of the proposed Merger (as hereinafter defined). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act and the PSLRA.

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

On December 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by the Board. Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc.

Currently, one of the most significant factors, however, is the potential adverse effect of the ongoing pandemic of the novel coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company and its tenants of our properties, business partners within our network and service providers, as well as the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact (including governmental actions that may vary by jurisdiction, such as mandated business closing; “stay-at-home” orders; limits on group activity; and actions to protect residential tenants from eviction), and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this Annual Report on Form 10-K, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	the use of proceeds of the Company’s securities offerings;
●	the occurrence of any event, change or other circumstances that could delay the completion of the Merger or give rise to the termination of the Merger Agreement with Badger Parent and Badger Merger Sub, and the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee of $60 million;
●	the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger;
●	risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger transaction;

●	the incurrence of substantial costs relating to the Merger;
●	the effect of the pendency of the Merger on our business relationships, operating results and business generally
●	any legal proceedings that may be initiated against us related to the Merger Agreement or any of the transactions contemplated by the Merger Agreement, and the outcome thereof;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease units in newly acquired or newly constructed apartment or single-family properties;
●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract under the contemplated terms, or at all;
●	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment or single-family owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	potential adverse effects of laws, regulations or other issues related to climate change;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

●	The risk of the occurrence of any event, change or other circumstances that could delay the completion of the Merger or give rise to the termination of the Merger Agreement, and the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee of $60 million.
●	The risk that we may be unable to complete the Merger due to the failure to obtain stockholder approval for the Merger or to satisfy other conditions to completion of the Merger.
●	The risk that failure to complete the Merger could negatively impact the value of our Class A common stock and our business, our future financial results.
●	Risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger transaction.
●	Risks related to the incurrence of substantial costs relating to the Merger.
●	The risk that the pendency of the Merger could adversely affect our business relationships, operating results and business generally.
●	Risks related to the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement or any of the transactions contemplated by the Merger Agreement.
●	The risk that certain provisions of the Merger Agreement could discourage a potential competing acquirer of the Company, or result in any competing acquisition proposal being at a lower price than it might otherwise be.
●	The ongoing pandemic of the novel coronavirus (“COVID-19”) and new variants thereof, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
●	Our current portfolio consists primarily of multifamily apartment communities and single-family residential homes concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for apartment or single-family units in these markets may negatively impact our operating results.

●	If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
●	Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.
●	We have very limited sources of capital other than cash from property operations and the proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.
●	We may be limited in our ability to diversify our investments.
●	We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors (the “Board”) and is therefore subject to change without stockholder consent.
●	During certain periods of our operations, we have funded distributions from offering proceeds, borrowings and the sale of assets to the extent distributions exceeded our earnings or cash flows from operations, and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.
●	We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Konig. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us. The departure or the loss of the services of any such key employee could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
●	While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.
●	Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board may approve changes to our policies without your approval.
●	The market price and trading volume of our Class A common stock has been volatile at times following our initial public offering (the “IPO”) and has frequently traded at a discount to the IPO price at times since the IPO, and these trends may continue following an offering.
●	There is no public market for our Series B Preferred Stock or Warrants, or for the Series T Preferred Stock, and we currently have no plan to list the Series B Preferred Stock, the Warrants, or the Series T Preferred Stock on a securities exchange. If holders are able to sell the Series B Preferred Stock, Warrants, or Series T Preferred Stock, they may have to be sold at a substantial discount.
●	Holders of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.

●	There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of Bluerock and its affiliates, including conflicts arising out of (a) competing demands for the time and services of certain of our officers, and of Bluerock personnel that work for us and our affiliates under the Administrative Services Agreement, to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of apartment properties, including from or to Bluerock or its affiliates and (d) determinations of rental expense sharing between Bluerock and us under the Leasehold Cost-Sharing Agreement.
●	We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.
●	We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

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

Investments in Real Estate

As of December 31, 2021, we held an aggregate of 20,263 units, comprised of 16,837 multifamily units and 3,426 single-family residential units. The aggregate number of units are held through seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty-nine investments held through preferred equity, loan or ground lease investments. As of December 31, 2021, our consolidated operating investments were approximately 95.9% occupied. For more information regarding our investments, see “Item 2. Properties”.

Proposed Merger

On December 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by the Board. Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), that is issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $24.25 in cash, without interest (the “Per Share Merger Consideration”).

We will deliver a notice of redemption (the “Preferred Stock Redemption Notice”) to the holders of our Series B Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and Series T Redeemable Preferred Stock, par value $0.01 per share (“Series T Preferred Stock”), in accordance with their respective Articles Supplementary, in order to provide that such preferred stock will be redeemed effective as of the Effective Time. Each share of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be redeemed for an amount equal to $25.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest. Each share of Series B Preferred Stock will be redeemed for an amount equal to $1,000.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest.

The outstanding warrants to purchase Class A common stock of the Company (the “Company Warrants”) will remain outstanding following the Effective Time in accordance with their terms, but the Exercise Price (as defined in the Warrant Agreements with respect to the Company Warrants) will be adjusted so that the holder of any Company Warrant exercised after the Effective Time will be entitled to receive in cash the amount of the Per Share Merger Consideration which, if the Company Warrant had been exercised immediately prior to the Closing, such holder would have been entitled to receive upon the consummation of the Merger.

In addition, each award of shares of restricted Class A common stock of the Company that is outstanding immediately prior to the Effective Time will be cancelled in exchange for a cash payment in an amount equal to (i) the number of shares of Company Common Stock subject to such award immediately prior to the Effective Time multiplied by (ii) the Per Share Merger Consideration, without interest and less any applicable withholding taxes.

Prior to the consummation of the Merger, we will complete the separation of our single-family residential real estate business (the “SFR Business”) from our multi-family residential real estate business (the “Separation”). Following the Separation, the SFR Business will be indirectly held by Bluerock Homes Trust, Inc. (“BHM”), a Maryland corporation, and the Operating Partnership, and, prior to the consummation of the Merger, we will distribute the common stock of BHM to our stockholders as of the record date for such distribution in a taxable distribution (the “Distribution”).

In connection with the Separation, the Operating Partnership will exchange its interests in an entity holding its multi-family residential real estate business with the Company as consideration for a redemption of all of our preferred interests in the Operating Partnership and a portion of our common units in the Operating Partnership (the “Redemption”). As a result, following the Redemption, the Operating Partnership will cease to hold interests in the Company’s multi-family residential real estate business, and will hold the assets related to the SFR Business. Most members of our senior management, along with certain entities related to them, have agreed to retain their interests in the Operating Partnership until the earlier of the Effective Time and the termination of the Merger Agreement, rather than redeeming their interests for cash or shares of Company Common Stock that will receive the Per Share Merger Consideration. As a result, following the Separation and the Distribution, our stockholders who receive shares of BHM in the Distribution are expected to indirectly own approximately 35% of the SFR Business, with holders of units in the Operating Partnership (other than BHM) expected to indirectly own an interest of approximately 65% of the SFR Business. In connection with the Separation and the Distribution, BHM and the Operating Partnership will enter into a management agreement with an affiliate of Bluerock providing for it to be externally managed thereby.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The obligations of Parent and Merger Sub to consummate the Merger are not subject to any financing condition or the receipt of any financing by Parent or Merger Sub.

The consummation of the Merger is conditioned on the consummation of the Separation and the Distribution, as well as certain customary closing conditions, including, among others, approval of the Merger by the affirmative vote of the stockholders entitled to cast a majority of all the votes entitled to be cast on the Merger by the holders of issued and outstanding Company Common Stock (the “Company Requisite Vote”). The Merger Agreement requires the Company to convene a stockholders’ meeting for purposes of obtaining the Company Requisite Vote.

The Company has agreed not to solicit or enter into an agreement regarding a Company Takeover Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide information to a third party in connection with, any Company Takeover Proposal. However, the Company may, prior to obtaining the Company Requisite Vote, engage in discussions or negotiations and provide information to a third party which has made an unsolicited bona fide written Company Takeover Proposal that did not result from a breach of the non-solicit provisions of the Merger Agreement if the Board determines in good faith, after consultation with its independent financial advisors and outside legal counsel, that such Company Takeover Proposal constitutes or could reasonably be expected to lead to a Company Superior Proposal (as defined in the Merger Agreement).

Prior to the time the Company Requisite Vote is obtained, the Board may, in certain circumstances, effect a Company Adverse Recommendation Change (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances by the Company, including prior to obtaining the Company Requisite Vote, if, after following certain procedures and adhering to certain restrictions, the Board effects a Company Adverse Recommendation Change in connection with a Company Superior Proposal and the Company enters into a definitive agreement providing for the implementation of a Company Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Board effects a Company Adverse Recommendation Change. The Merger Agreement also may be terminated by either the Company or Parent if the Merger has not been completed on or prior to the date that is nine months after the date of the Merger Agreement, which date may be extended to complete the Separation and the Distribution, by the Company, up to the date that is ten months after the date of the Merger Agreement, or by Parent, up to the date that is twelve months after the date of the Merger Agreement.

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $60 million. Upon termination of the Merger Agreement in certain other circumstances, Parent will be required to pay the Company a termination fee of $200 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2021, and is incorporated herein by reference.

Business and Growth Strategies

We are currently diversified through investments in both infill first-ring suburban single-family residential and high-quality multifamily properties.

The Separation of the Bluerock Homes Business from Bluerock Residential and the Distribution of shares of Bluerock Homes common stock is expected to enable Bluerock Homes to pursue our distinct business strategy focused on our single-family properties. Bluerock Homes and Bluerock Residential expect that the Separation and the Distribution will provide an opportunity for our experienced management team to implement and execute our growth strategy and for us to enhance investor transparency and better highlight our attributes by concentrating on investments in single-family residential.

Single-family residential

With respect to our investments in single-family residential properties, our principal business objective is to generate attractive risk-adjusted investment returns by assembling a portfolio of pre-existing single-family rental homes and developing build-to-rent communities located across a diverse group of growth markets. Our single-family rental properties will target a growing pool of middle-income renters seeking the single-family lifestyle without the upfront and ongoing investments associated with home ownership.  By implementing our investment strategies and our institutional-quality management, we expect to be able to achieve sustainable long-term growth in both our FFO and NAV.

Value Creation Execution.  We acquire single-family rental properties with potential for long-term value creation for our stockholders. We utilize the following internal and external growth strategies to drive growth in FFO and NAV for our investors:

●	Scattered-Site Aggregation. Currently, there is a high level of fragmentation in the single-family rental home market. We believe we can generate economies of scale and enable transaction efficiencies by targeting individual or small portfolios of quality, scattered, single-family rental homes with strong and stable cash flows and aggregate them into larger portfolios. We look for middle-market rents that deliver attractive unlevered yields relative to private market portfolio and public market dividend yields. To date, we have acquired scattered-site homes at year one nominal cap rates exceeding 5% and gross rental yields exceeding 9%. We see an opportunity to replicate this strategy across our markets utilizing our network as a force multiplier on the sourcing and execution fronts.
●	Build-to-Rent. We develop build-to-rent communities at attractive stabilized unlevered yields, investing selectively in target markets that we believe will enable us to capture development premiums on completion. We may use a convertible loan or convertible preferred equity structure to provide income during the development stage and/or the ability to capture development premiums at completion by exercising our conversion rights to take ownership.
●	Value-Add Renovation. We see significant potential for capital appreciation through renovation of existing assets. Our value-add strategy focuses on working with our local experts to reposition lower-quality, less current assets and drive rent growth and expand margins, increasing NOI and maximizing our return on investment.
●	Institutional Property Management / NOI Margin Expansion. We expect to improve margins at our operating properties by deploying institutional management approaches across the portfolio —including professional management, investment in technology platforms, and leveraging economies of scale — to best position the portfolio for optimal rental growth. Through the aggregation of multiple scattered homes, we seek to address operational inefficiencies, revenue management and deferred capital maintenance at scale and to grow underlying cashflow through substantial NOI margin expansion at stabilized properties. We will also provide an aggressive asset management presence, working alongside our network partners to ensure optimal execution of the asset management plan, enabling us to drive rent growth and values.
●	Technology-Aided Platform. We have implemented a data warehouse, which provides us with real-time visibility into leasing, inventory, maintenance and renovation metrics allowing us to quickly react to changes in current operational performance and monitor trends across our portfolio. Further, we believe we will be able to utilize our data warehouse technology as a building block in the design and implementation of a portfolio-wide revenue management system to further drive NOI and margin expansion. In addition, we utilize various PropTech solutions to both acquire and maximize operational efficiency. Operational PropTech solutions include focus on streamlining value-add initiatives, integrating smart-home technology, automating the lease process and providing robust and coordinated maintenance services.

Harvest and Redeploy Capital Selectively. On an opportunistic basis and subject to compliance with REIT restrictions, we intend to sell properties when we have executed our value creation plans and when we believe the investment has limited additional upside relative to other opportunities. This allows us to harvest profits and reinvest proceeds to maximize stockholder value.

Multifamily communities

With respect to our investments in multifamily residential communities, our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies and our “Live/Work/Play Initiatives” to achieve sustainable long-term growth in both our core funds from operations and net asset value.

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

Summary of Investments and Dispositions

The following table presents a summary of our investments during the years ended December 31, 2021, 2020 and 2019:

		Date	Ownership	Number
Properties Acquired	Location	Acquired	Interest	of Units
Multifamily
The Hartley at Blue Hill, formerly The Park at Chapel Hill(1)	Chapel Hill, NC	1/23/2019	—	414
Element	Las Vegas, NV	6/27/2019	100%	200
Providence Trail	Mount Juliet, TN	6/27/2019	100%	334
Denim	Scottsdale, AZ	7/24/2019	100%	645
The Sanctuary	Las Vegas, NV	7/31/2019	100%	320
Mira Vista (2)	Austin, TX	9/17/2019	—	200
Thornton Flats (2)	Austin, TX	9/25/2019	—	104
Chattahoochee Ridge	Atlanta, GA	11/12/2019	90%	358
The District at Scottsdale	Scottsdale, AZ	12/11/2019	100%	332
Belmont Crossing (2)	Smyrna, GA	12/20/2019	—	192
Sierra Terrace (2)	Atlanta, GA	12/20/2019	—	135
Sierra Village (2)	Atlanta, GA	12/20/2019	—	154
Avenue 25	Phoenix, AZ	1/23/2020	100%	254
Zoey	Austin, TX	3/4/2020	—	307
Falls at Forsyth	Cumming, GA	3/6/2020	100%	356
Georgetown Crossing (2)	Savannah, GA	3/20/2020	—	168
Park on the Square (2)	Pensacola, FL	3/20/2020	—	240
The Commons (2)	Jacksonville, FL	5/8/2020	—	328
Reunion Apartments (2)	Orlando, FL	7/1/2020	—	280
Chevy Chase	Austin, TX	8/11/2020	92%	320
Avondale Hills (2)	Decatur, GA	9/30/2020	—	240
Water’s Edge (2)	Pensacola, FL	10/1/2020	—	184
Carrington at Perimeter Park	Morrisville, NC	12/1/2020	100%	266
Elan	Austin, TX	12/1/2020	100%	270
Hunters Pointe (2)	Pensacola, FL	12/16/2020	—	204
Cielo on Gilbert	Mesa, AZ	12/23/2020	90%	432
Chandler (2)	Chandler, AZ	12/31/2020	—	208
The Riley (2)	Richardson, TX	3/1/2021	—	262
The Reserve at Palmer Ranch (3)	Sarasota, FL	6/10/2021	—	320
Deerwood Apartments (1) (2)	Houston, TX	6/16/2021	—	330
Windsor Falls	Raleigh, NC	6/17/2021	100%	276
Deercross (2)	Indianapolis, IN	6/25/2021	—	372
Spring Parc (2)	Dallas, TX	7/13/2021	—	304
The Crossings of Dawsonville (2)	Dawsonville, GA	7/14/2021	—	216
Lower Broadway (1) (2)	San Antonio, TX	7/15/2021	—	386
Orange City Apartments (1) (2)	Orange City, FL	7/26/2021	—	298
Renew 3030 (2)	Mesa, AZ	8/31/2021	—	126

Single-Family Residential (4)
Navigator Villas	Pasco, WA	12/18/2019	90%	176
Peak Housing (5)	IN / MO / TX	4/12/2021	—	474
Yauger Park Villas	Olympia, WA	4/14/2021	95%	80
Wayford at Concord (6)	Concord, NC	6/4/2021	83%	150
Wayford at Innovation Park (1) (2)	Charlotte, NC	6/17/2021	—	210
Willow Park (1) (2)	Willow Park, TX	6/17/2021	—	46
Corpus (7)	Corpus Christi, TX	7/9/2021	—	81
Jolin (7)	Weatherford, TX	8/6/2021	—	24
Indy	Indianapolis, IN	8/12/2021	60%	44
Springfield	Springfield, MO	8/18/2021	60%	290
The Cottages of Port St. Lucie (1) (2)	Port St. Lucie, FL	8/26/2021	—	286
The Cottages at Myrtle Beach (1) (2)	Myrtle Beach, SC	9/9/2021	—	294
Springtown	Springtown, TX	9/15/2021	80%	70
Texarkana	Texarkana, TX	9/21/2021	80%	29
Lubbock	Lubbock, TX	9/24/2021	80%	60
Granbury	Granbury, TX	9/30/2021	80%	36
ILE	TX / SE US	10/4/2021	95%	279
Axelrod	Garland, TX	10/5/2021	80%	22
Springtown 2.0	Springtown, TX	10/26/2021	80%	14
Lubbock 2.0	Lubbock, TX	10/28/2021	80%	75
Lynnwood	Lubbock, TX	11/16/2021	80%	20
Golden Pacific	KS / MO	11/23/2021	97%	7
Lynnwood 2.0	Lubbock, TX	12/1/2021	80%	20
Lubbock 3.0	Lubbock, TX	12/8/2021	80%	45
The Cottages at Warner Robins (1) (2)	Warner Robins, GA	12/8/2021	—	251
The Woods at Forest Hill	Forest Hill, TX	12/20/2021	—	76
Texas Portfolio 183 (7)	Various / TX	12/22/2021	80%	183
DFW 189	Dallas-Fort Worth, TX	12/29/2021	56%	189
(1)	The property is a development project.

(2)	Our investment in the property is through a preferred equity investment with an unaffiliated third party. Refer to Note 7 of our consolidated financial statements for further information.
(3)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.
(4)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(5)	Peak Housing consists of our preferred equity investments in a private single-family home REIT (refer to Note 7 of our consolidated financial statements for further information). Unit count excludes consolidated operating investment units which are presented separately.
(6)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.
(7)	We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs of the loans. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of homes previously owned solely by our joint venture partner, were combined into one portfolio known as Texas Portfolio 183.

The following table presents a summary of our dispositions during the years ended December 31, 2021, 2020 and 2019:

			Ownership
			Interest in	Number
Property Dispositions	Location	Date Sold	Property	of Units
Multifamily
Wesley Village II (1)	Charlotte, NC	3/1/2019	100%	—
Preston View	Morrisville, NC	7/15/2019	100%	382
Leigh House (2)	Raleigh, NC	7/15/2019	—	245
Sorrel	Frisco, TX	7/15/2019	100%	352
Sovereign	Fort Worth, TX	7/15/2019	100%	322
ARIUM Palms	Orlando, FL	8/29/2019	100%	252
Marquis at Crown Ridge	San Antonio, TX	9/20/2019	90%	352
Marquis at Stone Oak	San Antonio, TX	9/20/2019	90%	335
Helios (2)	Atlanta, GA	1/8/2020	—	282
Whetstone Apartments (2)	Durham, NC	1/24/2020	—	204
Ashton Reserve	Charlotte, NC	4/14/2020	100%	473
Marquis at TPC	San Antonio, TX	4/17/2020	90%	139
Enders Place at Baldwin Park	Orlando, FL	4/21/2020	92%	220
Cade Boca Raton	Boca Raton, FL	10/26/2020	81%	90
Novel Perimeter (2)	Atlanta, GA	12/9/2020	—	320
Arlo (2)	Charlotte, NC	12/15/2020	—	286
Riverside Apartments	Austin, TX	12/22/2020	—	222
ARIUM Grandewood	Orlando, FL	1/28/2021	100%	306
James at South First	Austin, TX	2/24/2021	90%	250
Marquis at The Cascades	Tyler, TX	3/1/2021	90%	582
The Conley (2)	Leander, TX	3/18/2021	—	259
Alexan Southside Place (2)	Houston, TX	3/25/2021	—	270
Plantation Park	Lake Jackson, TX	4/26/2021	80%	238
Wayford at Concord (2)	Concord, NC	6/4/2021	—	150
The Reserve at Palmer Ranch	Sarasota, FL	6/10/2021	100%	320
Vickers Historic Roswell (2)	Roswell, GA	6/29/2021	—	79
Park & Kingston	Charlotte, NC	7/7/2021	100%	168
The District at Scottsdale	Scottsdale, AZ	7/7/2021	99%	332
Mira Vista (2)	Austin, TX	9/23/2021	—	200
Thornton Flats (2)	Austin, TX	12/14/2021	—	104
Corpus (3)	Corpus Christi, TX	12/22/2021	—	81
Jolin (3)	Weatherford, TX	12/22/2021	—	24
Belmont Crossing (2)	Smyrna, GA	12/29/2021	—	192
Sierra Terrace (2)	Atlanta, GA	12/29/2021	—	135
Sierra Village (2)	Atlanta, GA	12/29/2021	—	154

(1)	Sale of undeveloped parcel of land.
(2)	Preferred equity investment or equity investment. Refer to Note 6 and Note 7 of our consolidated financial statements for further information.
(3)	We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs of the loans. As part of the reorganization, both Corpus and Jolin, along with two portfolios of homes previously owned solely by our joint venture partner, were combined into one portfolio known as Texas Portfolio 183.

Distribution Policy

We intend to continue to qualify as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to continue to make regular distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our Board of Directors (the “Board”) on a quarterly basis, subject to operating restrictions in the Merger Agreement. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

Holders of shares of 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), were entitled to receive cumulative cash dividends on the Series A Preferred Stock when authorized by our Board and declared by us from the end of the most recent dividend period for which dividends on the Series A Preferred Stock were paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on January 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original issue to, and including, February 26, 2021, we paid dividends on the Series A Preferred Stock at the rate of 8.250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.0625 per share). On February 26, 2021, the Company redeemed all remaining shares of its Series A Preferred Stock.

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

Industry Segments

Our current business consists of owning and operating residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. In prior years, we had on reportable segment as our investments were primarily in multifamily apartment communities. During 2021, we began increasing our investments in single-family residential homes, and as such, we have transitioned from a one-segment to a two-segment structure based on investment type. We evaluate operating performance on an individual property investment level and based on the investments’ similar economic characteristics. Our primary financial measure for operating performance is net operating income (“NOI”) as it measures the core operations of property performance by excluding corporate-level expenses and those other items not related to property operating performance. We view our residential investments as two operating segments, and, accordingly, aggregate our properties into two reportable segments: multifamily apartment communities and single-family residential homes.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-3 (of which File Nos. 333-203415, 333-208988 and 333-255388 are currently effective) and Form S-8 (of which File Nos. 333-202569, 333-222255, 333-228825 and 333-249608 are currently effective). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockresidential.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.  Access to these filings is free of charge.

Item 1A.     Risk Factors

Risks Related to the Merger

There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.

The Merger is currently expected to close during the first half of 2022, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or the Parent may terminate the Merger Agreement if the Merger has not been completed on or prior to the date that is nine months after the date of the Merger Agreement, which date may be extended to complete the Separation and the Distribution, by the Company, up to the date that is ten months after the date of the Merger Agreement, or by Parent, up to the date that is twelve months after the date of the Merger Agreement.  In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Board effects a Company Adverse Recommendation Change.  Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the affirmative vote of a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Merger has been voted upon, either we or the Parent may terminate the Merger Agreement. There can be no assurance that our stockholders will vote affirmatively at any special meeting to approve the Merger.

Parent has represented in the Merger Agreement that it will have sufficient cash at the Effective Time, that when combined with debt financing Parent is obtaining concurrently, for which it has received a commitment that is subject to conditions, will be sufficient to pay the cash Merger Consideration, and any and all amounts required to be paid in connection with the consummation of the transactions contemplated by the Merger Agreement, including the Merger, any related fees and expenses and the repayment or refinancing of certain of our indebtedness.

We may incur significant additional costs in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We cannot assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement, including but not limited to Parent's failure to consummate the necessary financing arrangements to ensure that it will have sufficient cash at the Effective Time, will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.

The Merger and related transactions are subject to stockholder approval.

The Merger cannot be completed unless it is approved by the affirmative vote of the stockholders entitled to cast a majority of all the votes entitled to be cast on the Merger by the holders of issued and outstanding shares of Company Common Stock.  If stockholder approval is not obtained, the Merger and related transactions cannot be completed.

Failure to complete the Merger could negatively impact the value of our Class A common stock and the future value of our business and financial results.

If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including but not limited to:

●	being required, under certain circumstances, to pay to Parent a termination fee of $60 million;

●	incurrence of substantial costs relating to the proposed Merger, such as legal, accounting, financial advisory, filing, printing and mailing fee; and
●	diversion of resources and the focus of our management from operational matters and other strategic opportunities while working to implement the Merger.

If the Merger is not completed, these risks could negatively impact the value of our Class A common stock, the future value of our business, and our financial results.

Moreover, if the Merger is not completed, we may consider other strategic alternatives, which are subject to other risks and uncertainties.

The pendency of the Merger could adversely affect our business and operations.

In connection with the pending Merger, some of our tenants or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the Merger is completed. Similarly, employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. We also may experience negative impacts on our relationships with our joint venture partners and lenders, some of which have certain rights, including consent rights, in connection with a change of control transactions, such as the Merger. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.

An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected time-frame.

It is possible that stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us or our Board as defendants. We cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the completion of the Merger in the expected time-frame, or may prevent the Merger from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs, and divert management’s attention and resources, which could adversely affect the operation of our business.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any third-party proposals to acquire all or a significant part of our company. With respect to any bona fide third-party acquisition proposal, we generally have an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board, or committee thereof, and may withdraw or modify its recommendation to our stockholders in response to such acquisition proposal. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a substantial termination fee to Parent.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

Risks Related to COVID-19

The ongoing pandemic of the novel coronavirus (“COVID-19”), or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since its discovery in December 2019, the COVID-19 pandemic has spread from China to many other countries, including the United States. The outbreak was declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including social distancing and other restrictions on travel, congregation and business operations have resulted in significant negative economic impacts. While many of these measures have been lifted, additional cases of COVID-19 and new variants thereof have resulted in, and may continue to result in, governments reinstating these or similar measures. Further, while vaccines have been developed and are being administered, it is unclear when or if vaccines may allow a return to full pre-pandemic activity levels. While some operations have been allowed to fully or partially re-open, the long-term impact of COVID-19 on the United States and world economies remains uncertain and may continue to adversely impact the global economy, the duration and scope of which cannot currently be predicted.

Our operating results depend, in large part, on revenues derived from leasing space in our properties to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. The spread of the COVID-19 virus or new variants thereof could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts, including eviction moratoriums or similar actions to protect residential tenants from eviction, have been implemented and may be extended or reinstated, which may also affect our ability to collect rent or enforce remedies for the failure to pay rent. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and may have limited ability to renew existing leases or sign new leases at projected rents. Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection or other related factors. The federal government has implemented various forms of aid, both to individual Americans and to the market sectors negatively affected by COVID-19. However, certain of such programs were slow to begin operating and in certain locations funds have taken longer than expected to be distributed. Further, in certain locations, adequate funds may not exist to assist with all unpaid rent. There can be no certainty that such aid will be available to our tenants or to us in any amount, or in amounts sufficient to mitigate the material reduction in revenue we may experience. Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue.

Additionally, as a result of an extended economic downturn, the real estate market may be unable to attract the same level of capital investment that it attracts at the time of our purchases or there may be a reduction in the number of companies seeking to acquire properties, which may result in the value of our properties not appreciating or decreasing significantly below the amount for which we acquired them.

In light of the severe economic, market and other disruptions worldwide caused by the ongoing COVID-19 pandemic, there can be no assurance that conditions in the bank lending, capital and other financial markets will not deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. A constriction on lending by financial institutions could reduce the number of properties we can acquire, our cash flow from operations and our ability to make distributions to our stockholders. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property and result in materially adverse impact on our financial results. Financial and real estate market disruptions could also adversely affect the availability of financing from Freddie Mac and Fannie Mae, which could decrease the amount of available liquidity and credit for use in acquiring and further diversifying our portfolio of multifamily assets, and also detrimentally impact the real estate market in general.

The global impact of the ongoing COVID-19 pandemic continues to evolve rapidly including mutating variants of COVID-19, and the extent of these effects on our operational and financial performance will depend on future events and/or developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the emergence and characteristics of new variants, the timing and effectiveness of COVID-19 vaccines (including against COVID-19 variant strains), the creation and duration of, or the reinstatement of, government measures to contain or mitigate its impact, including vaccine mandates, the timing and effectiveness of government rent relief programs and the timing and effectiveness of vaccine administration, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Thus, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many of the risk factors set forth in this Annual Report on Form 10-K are heightened and further exacerbated as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as posed by COVID-19.

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

As of December 31, 2021, we held seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty-nine investments held through preferred equity, loan or ground lease investments, located primarily in markets in the Southern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of apartment communities and single-family residential homes geographically concentrated in the Southern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2021, properties in Florida, Georgia, Texas, Arizona and Colorado comprised 26%, 17%, 15%, 13% and 8%, respectively, of our total rental revenue. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment and single-family residential units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment and single-family residential units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

We may be adversely affected by laws, regulations or other issues related to climate change.

We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our properties, business, results of operations and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

Climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs as well as additional taxes and fees.

We cannot reliably predict the extent, rate, or impact of climate change. As such, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. Further, population migration may occur in response to these or other factors and negatively impact our properties. Climate and other environmental changes may result in volatile or decreased demand for space at certain of our properties or, in extreme cases, our inability to operate certain properties at all. Climate change may also have indirect effects on our business by increasing the cost of insurance or making insurance unavailable. Although we strive to identify, analyze, and respond to the risk and opportunities that climate change presents, at this time, there can be no assurance that climate change will not have an adverse effect on the value of our properties and our financial performance.

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

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, as of December 31, 2021, there are issued and outstanding 359,197 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock, and 28,272,134 shares of Series T Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up.  Our Board could also authorize the issuance of up to approximately 203,621,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

We depend on our key employees. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us.

We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, who each entered into employment agreements with us, and Mr. Konig, who entered into a services agreement with us through his wholly-owned law firm, Konig & Associates, LLC, on substantially the same terms as the employment agreements. Each such agreement became effective upon the closing of the Internalization (except Mr. DiFranco’s, which became effective on November 5, 2018) and each (including Mr. DiFranco’s) had an initial term through and including December 31, 2020. Effective as of December 31, 2021, each of the employment agreements automatically renewed for a renewal term through and including December 31, 2022. The departure or the loss of the services of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, DiFranco or Konig could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

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

As of March 7, 2022, our executive officers beneficially own approximately 9.1% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. As a result of our executive officers’ significant ownership in our Company, our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including with respect to matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Our executive officers may have interests that differ from our other stockholders, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

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

KVCF, PLC acts as legal counsel to us, Bluerock, Fund I and the Bluerock Funds, and some of our affiliates. KVCF, PLC is not acting as counsel for any specific group of stockholders or any potential investor. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, KVCF, PLC may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, KVCF, PLC may inadvertently act in derogation of the interest of parties which could adversely affect us, and our ability to meet our investment objectives and, therefore, our stockholders.

We have entered into joint venture investments with affiliates of Bluerock and may continue to do so in the future.

As of December 31, 2021, twenty of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock, as well as unaffiliated third parties. While we have no current expectation of investing in additional development projects with affiliates of Bluerock in the future, in the event such opportunities arise that we determine to be in the best interest of our stockholders, it is likely that we will work together with such Bluerock affiliates to apportion the investments among us and such other programs in accordance with the investment objectives of the various programs, with our Company initially taking a senior or preferred capital position to such affiliates in the development project and having the right to elect into common ownership with such programs under certain conditions. The negotiation of such investments will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock. It is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the elimination of LIBOR or the use of alternative reference rates.

As of December 31, 2021, we had approximately $217.4 million of mortgages payable and revolving credit facilities outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”), the United Kingdom regulator that regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The administrator for LIBOR announced on March 5, 2021 that it would permanently cease to publish most LIBOR settings beginning on January 1, 2022 and will cease to publish the overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings on July 1, 2023.  Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements — the Secured Overnight Financing Rate (“SOFR”). Although there have been certain issuances utilizing SOFR, it is unknown at this time whether these or other alternative reference rates will attain market acceptance as replacements for LIBOR, and there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is no longer available, the interest rates on our mortgages payable and revolving credit facilities that are indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

The price of shares of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

●	the impacts of the COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, on our financial condition, results of operations, cash flows and performances;
●	our operating performance and the performance of other similar companies;
●	actual or anticipated differences in our quarterly operating results;
●	changes in our revenues or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us, the apartment or single-family residential real estate sector, apartment tenants or the real estate industry;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our Class A common stock, and would result in increased interest expenses on our debt;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing;
●	additions and departures of key personnel;
●	increased competition in the multifamily or single-family residential real estate business in our target markets;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	speculation in the press or investment community;
●	equity issuances by us (including the issuances of OP and LTIP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
●	actual, potential or perceived accounting problems;
●	changes in accounting principles;
●	failure to qualify as a REIT;
●	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and

●	general market and local, regional and national economic conditions, particularly in our target markets, including factors unrelated to our performance.

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2021 have been paid from proceeds from our underwritten and continuous offerings and at the market (“ATM”) offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

We have issued Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, which, along with future issuances of debt securities and preferred equity, ranks senior to our Class A common stock in priority of dividend payment and upon liquidation, dissolution and winding up, and may adversely affect the trading price of our Class A common stock.

As of December 31, 2021, we have issued and outstanding 359,197 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 28,272,134 shares of Series T Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up.  The Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock and Class C common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

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

Redemption of our Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock for shares of our Class A common stock will dilute the ownership interest of existing holders of our Class A common stock, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock or Series T Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock.

Commencing on the date of original issuance of the shares of Series B Preferred Stock, the holders of shares of Series B Preferred Stock may require us to redeem such shares at a redemption price equal to their stated value (initially $1,000 per share), less a declining redemption fee (if applicable), plus an amount equal to any accrued but unpaid dividends. Further, commencing on July 19, 2023, the holders of shares of our Series C Preferred Stock have the option to cause us to redeem their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends. In addition, commencing on the date of original issuance of the shares of Series T Preferred Stock, the holders of shares of Series T Preferred Stock may require us to redeem such shares at a redemption price equal to their stated value (initially $25.00 per share), less a declining redemption fee (if applicable), plus an amount equal to any accrued but unpaid dividends. The redemption price for any such redemptions of shares of Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock is payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, at our option. The redemption of our Series B Preferred Stock, our Series C Preferred Stock or our Series T Preferred Stock for shares of our Class A common stock may result in the dilution of some or all of the ownership interests of existing stockholders, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock Series C Preferred Stock or Series T Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock or Series T Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon any such redemption could adversely affect prevailing market prices of our Class A common stock. In addition, any redemption of our Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock for shares of our Class A common stock could depress the price of our Class A common stock.

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

Risks Related to Offerings of our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and/or our Series T Preferred Stock

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on any of our Series  B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock depends almost entirely on the distributions we receive from our Operating Partnership. We may not be able to pay dividends regularly on our Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock.

We may not be able to pay dividends on a regular quarterly basis in the future on any of our Series C Preferred Stock or Series D Preferred Stock, or on a monthly basis in the future on our Series B Preferred Stock or Series T Preferred Stock. We have contributed, and intend to contribute in the future, the entire net proceeds from the offerings of all such series of preferred stock to our Operating Partnership in exchange for Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series T Preferred Units (as applicable) that have substantially the same economic terms as the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and Series T Preferred Stock (respectively). Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests in our Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of any or all of the foregoing series of preferred stock, and by other transactions.

As of December 31, 2021, our total long-term mortgage indebtedness was approximately $1,366.0 million and our credit facilities were undrawn, and we may incur significant additional debt in the future. Each of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of December 31, 2021, we have issued and outstanding 359,197 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 28,272,134 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable series, and any issuance of preferred stock senior to the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing series of preferred stock.  We may issue preferred stock on parity with any or all of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the Asset Coverage Ratio (as defined below) with respect to the Series C Preferred Stock and the right of holders to cause us to redeem the Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock or to convert the Series D Preferred Stock, upon a Change of Control/Delisting (as defined below), none of the provisions relating to any of the foregoing series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

In the event a holder of our Series B Preferred Stock exercises their redemption option, a holder of our Series C Preferred Stock exercises a Redemption at Option of Holder on or after July 19, 2023, or a holder of Series T Preferred Stock exercises their redemption option we may redeem such shares of Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock, as applicable, either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.

If we choose to so redeem for Class A common stock, the holder will receive shares of our Class A common stock and therefore be subject to the risks of ownership thereof. See “--- Risks Related to an Offering of our Class A Common Stock.” Ownership of shares of our Series B Preferred Stock, shares of our Series C Preferred Stock or shares of Series T Preferred Stock will not give you the rights of holders of our common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock (as applicable).

The Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock have not been rated.

We have not sought to obtain a rating for the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock or the Series T Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a rating, if issued, would not adversely affect the market price of the applicable series of preferred stock. In addition, we may elect in the future to obtain a rating of the Series  B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and/or Series T Preferred Stock, which could adversely impact the market price of the applicable series. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series  B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock or the Series T Preferred Stock. It is also possible that the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and/or Series T Preferred Stock will never be rated.

Dividend payments on the Series B Preferred Stock, on the Series C Preferred Stock, on the Series D Preferred Stock and on the Series T Preferred Stock are not guaranteed.

Although dividends on each of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:

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

We intend to use the net proceeds from any offerings of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and/or the Series T Preferred Stock to fund future investments and for other general corporate and working capital purposes, but any such offerings will not be conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.

We intend to use a portion of the net proceeds from any offerings of our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and/or our Series T Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, the offerings will not be conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from any such offerings, and holders of our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from any such offerings, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.

If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control or Change of Control/Delisting, our business and financial results could be materially adversely affected.

In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control or Change of Control/Delisting, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control while any Series B Preferred Stock or Series T Preferred Stock is outstanding, or a Change of Control/Delisting while any Series C Preferred Stock is outstanding, also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control or Change of Control/Delisting could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock to receive dividends or other amounts on their shares of such Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock.

There is a risk of delay in our redemption of the Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to, among other things, engage in a partial redemption or to delay a required redemption. If this were to occur, the market price of shares of the Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

The Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and the Series T Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series B Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. In addition, we may voluntarily redeem some or all of the Series C Preferred Stock, solely for cash, on or after July 19, 2021.  Finally, we may voluntarily redeem some or all of the Series D Preferred Stock solely for cash, on or after October 13, 2021. We may also voluntarily redeem some or all of the Series T Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. As of December 31, 2021, the Company has initiated and consummated the redemption of a total of 173,865 shares of Series B Preferred Stock through the issuance of 16,540,204 shares of Class A common stock. We may have an incentive to voluntarily redeem additional shares of Series B Preferred Stock, and/or to voluntarily redeem shares of Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock, if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable.

Except in limited circumstances related to our ability to qualify as a REIT, our compliance with our Asset Coverage Ratio, or a special optional redemption in connection with a Change of Control/Delisting, the Series C Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after July 19, 2021. Except in limited circumstances related to our ability to qualify as a REIT or a special optional redemption in connection with a Change of Control/Delisting, the Series B Preferred Stock or Series T Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after two years from the issuance date, and the Series D Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after October 13, 2021. Any decision we make at any time to propose a redemption of any such series of preferred stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of such series of preferred stock may not exceed the liquidation preference at the time the shares become redeemable for any reason.

Compliance with the Asset Coverage Ratio may result in our early redemption of your Series C Preferred Stock.

The terms of our Series C Preferred Stock require us to maintain asset coverage of at least 200% calculated by determining the percentage value of (1) our total assets plus accumulated depreciation minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with GAAP (exclusive of the book value of any Redeemable and Term Preferred Stock (as defined below)), over (2) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of our outstanding Series C Preferred Stock and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (the “Asset Coverage Ratio”).

If we are not in compliance with the Asset Coverage Ratio, we may redeem shares of Redeemable and Term Preferred Stock, which may include Series C Preferred Stock, including shares that will result in compliance with the Asset Coverage Ratio up to and including 285%. This could result in our ability to redeem a significant amount of the Series C Preferred Stock prior to July 19, 2021.

We may not have sufficient funds to redeem the Series B Preferred Stock, Series C Preferred Stock and/or Series T Preferred Stock upon a Change of Control/Delisting.

A “Change of Control/Delisting” is when, after the original issuance of the Series  B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock any of the following has occurred and is continuing:

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

Upon the occurrence of a Change of Control/Delisting, unless we have exercised our right to redeem the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock, each holder of Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock will have the right to require us to redeem all or any part of such stockholder’s Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock at a price equal to the liquidation preference per share, plus an amount equal to any accumulated and unpaid dividends up to and including the date of payment (and each holder of Series D Preferred Stock will have the right to require us to convert all or some of their Series D Preferred Stock into shares of our Class A common stock (or equivalent value of alternative consideration)). If we experience a Change of Control/Delisting, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock, and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock could have material adverse consequences for us and the holders of the applicable series of preferred stock.  In addition, the special optional redemption in connection with a Change of Control/Delisting feature of the Series C Preferred Stock or Series D Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company, or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our Class A common stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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

Market interest rates may have an effect on the value of the Series C Preferred Stock or the Series D Preferred Stock.

One of the factors that will influence the price of the Series C Preferred Stock or the Series D Preferred Stock will be the dividend yield on the Series C Preferred Stock or the Series D Preferred Stock (as a percentage of the price of the Preferred Stock, as applicable) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series C Preferred Stock or the Series D Preferred Stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of the Series C Preferred Stock or the Series D Preferred Stock to decrease.

Holders of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and dividends payable on such shares decline.

Holders of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock have extremely limited voting rights.

The voting rights of holders of shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Voting rights for holders of shares of Series C Preferred Stock and Series D Preferred Stock exist primarily with respect to the ability to elect two additional directors in the event that dividends for each of six quarterly dividend periods payable on the applicable series of such preferred stock are in arrears, and with respect to voting on amendments to our charter that materially and adversely affect the rights of the applicable series of such preferred stock or, with holders of Series B Preferred Stock and Series T Preferred Stock, the creation of additional classes or series of preferred stock that are senior to the applicable series of such preferred stock with respect to a liquidation, dissolution or winding up of our affairs. Holders of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock have certain additional limited voting rights with respect to amendments to our charter that alter only the contract rights set forth therein of either (a) such series of preferred stock alone, or (b) of any preferred stock (i) ranking on parity with such series of preferred stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred (which preferred stock currently includes the Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock, but does not include the Series B Preferred Stock). Other than in these limited circumstances, holders of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock will generally not have voting rights.

The amount of the liquidation preference is fixed and holders of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will have no right to receive any greater payment.

The payment due upon liquidation is fixed at the liquidation preference of $25.00 per share of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, and $1,000.00 per share of Series B Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to, but not including, the date of liquidation, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, you will have no right to receive or to participate in these amounts. Further, if the market price of a holder’s shares of Series C Preferred Stock or Series D Preferred Stock is greater than the liquidation preference, the holder will have no right to receive the market price from us upon our liquidation.

Our charter and the articles supplementary establishing each of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock each contain restrictions upon ownership and transfer of such preferred stock which may impair the ability of holders to acquire such preferred stock and the shares of our common stock into which shares thereof may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances. In addition, the Warrant Agreement governing the Warrants issued in connection with the Series B Preferred Stock contains similar restrictions upon ownership and transfer of Warrants, which may impair the ability of holders to acquire Warrants and the shares of our common stock for which such Warrants may be exercisable.

Our charter and the articles supplementary establishing the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, and the Series T Preferred Stock, and the Warrant Agreement with respect to the Warrants issued in connection with the Series B Preferred Stock, each contain restrictions on ownership and transfer of each such series of preferred stock and the Warrants, which restrictions are intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing each of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock (respectively) prohibit anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock (as applicable). Additionally, the Warrant Agreement prohibits any person from beneficially or constructively owning more than 9.8% of our Warrants, and provides that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of common stock, or more than 9.8% in value of our outstanding capital stock. You should consider these ownership limitations prior to a purchase of shares of any such series of preferred stock. The restrictions could also have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series C Preferred Stock and the Series D Preferred Stock.

Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.

Our ability to pay dividends on or redeem shares of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock or the Series T Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.

If our common stock is no longer listed on the NYSE American or another national securities exchange, the ability to transfer or sell shares of the Series C Preferred Stock and the Series D Preferred Stock may be limited and the market value of the Series C Preferred Stock and the Series D Preferred Stock will be materially adversely affected.

If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, it is likely that the Series C Preferred Stock and the Series D Preferred Stock will be delisted as well. Accordingly, if our Class A common stock is delisted, the ability of holders to transfer or sell their shares of the Series C Preferred Stock and the Series D Preferred Stock may be limited and the market value of the Series C Preferred Stock and the Series D Preferred Stock may be materially adversely affected.

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock.

The dividends payable by us on the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

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

The holders of shares of Series B Preferred Stock or Series T Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Class A common stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Series B Preferred Stock are entitled to receive a liquidation preference of stated value, $1,000 per share, plus an amount equal to all accrued but unpaid dividends, and holders of shares of each of our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock are entitled to receive a liquidation preference of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, in each case prior and in preference to any distribution to the holders of shares of our Class A common stock or any other class of our equity securities.

We will be able to call shares of Series B Preferred Stock or Series T Preferred Stock for redemption under certain circumstances without the consent of the holder.

We will have the ability to call the outstanding shares of Series B Preferred Stock or Series T Preferred Stock after two years from the date of original issuance of such shares of Series B Preferred Stock or Series T Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series B Preferred Stock or Series T Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends. As of December 31, 2021, the Company has initiated and consummated the redemption of a total of 173,865 shares of Series B Preferred Stock through the issuance of 16,540,204 shares of Class A common stock.

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

Subject to the Cetera Side Letter and the articles supplementary establishing the Series T Preferred Stock (respectively), holders of our Series B Preferred Stock and our Series T Preferred Stock (respectively) do not have a right to receive a return of capital prior to holders of our common stock upon the individual sale of a property. To provide protection to the holders of the Series B Preferred Stock, our Cetera Side Letter restricts us from selling an asset if the sale would cause us to fail to meet a dividend coverage ratio of at least 1.1:1 based on the ratio of our adjusted funds from operations to dividends required to be paid to holders of our Series B, Series C and Series D Preferred Stock for the two most recent quarters, subject to our ability to maintain status as a REIT for federal income tax purposes. Similarly, to provide protection to the holders of the Series T Preferred Stock, the articles supplementary establishing the Series T Preferred Stock restrict us from selling an asset if the sale would cause us to fail to meet a dividend coverage ratio of at least 1.1:1 based on the ratio of our core funds from operations to dividends required to be paid to holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock for the two most recent quarters, subject to our ability to maintain status as a REIT for federal income tax purposes. Depending on the price at which such property is sold, it is possible that holders of our common stock will receive a return of capital prior to the holders of our Series B Preferred Stock and/or our Series T Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Series B Preferred Stock and/or Series T Preferred Stock (as applicable). It is also possible that holders of common stock will receive additional distributions from the sale of a property (in excess of their capital attributable to the asset sold) before the holders of Series B Preferred Stock and/or Series T Preferred Stock (as applicable) receive a return of their capital.

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

Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Class A common stock (which you may become upon receipt of redemption payments in shares of our Class A common stock for any of your shares of Series B Preferred Stock, Series C Preferred Stock, or Series T Preferred Stock, or upon exercise of any of your Warrants).

Under the terms of our Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock, we may make redemption payments in shares of our Class A common stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Class A common stock. Any sales or perceived sales in the public market of shares of our Class A common stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Class A common stock. The issuance of shares of our Class A common stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Class A common stock.

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

In addition, holders of shares of our Series B Preferred Stock have no voting rights under our charter, and otherwise have no voting rights except as set forth in the Cetera Side Letter. Pursuant to the Cetera Side Letter, holders of shares of Series B Preferred Stock have voting rights only in certain limited circumstances, voting together as a single class with the holders of preferred stock (i) ranking on parity with the Series B Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred (such holders, together with holders of shares of Series B Preferred Stock, the “Parity Holders”). The Parity Holders currently include the holders of Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock. The affirmative vote of a majority of the votes cast by the Parity Holders, voting together as a single class, is required to approve (a) the authorization, creation or issuance, or an increase in the number of authorized or issued shares of, any class or series of our capital stock ranking senior to the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up (any such senior stock, the “Senior Stock”), (b) the reclassification of any of our authorized capital stock into Senior Stock, or (c) the creation, authorization or issuance of any obligation or security convertible into, or evidencing the right to purchase, Senior Stock. Other than in these limited circumstances, holders of Series B Preferred Stock have no voting rights.

Holders of shares of Series T Preferred Stock generally have no voting rights under our charter, except as indicated in the immediately preceding paragraph, and with respect to any amendment of our charter that would alter only the contract rights, as expressly set forth therein, of either (a) the Series T Preferred Stock alone, or (b) of any preferred stock (i) ranking on parity with the Series T Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred (which currently includes the Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock, but does not include the Series B Preferred Stock). Other than in these limited circumstances, holders of Series T Preferred Stock have no voting rights.

General Risks Related to Ownership of our Securities

The cash distributions you receive may be less frequent or lower in amount than you expect.

Our directors determine the amount and timing of distributions in their sole discretion, subject to operating restrictions included in the Merger Agreement. Our directors consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, general operational requirements and the requirements necessary to maintain our REIT qualification. We cannot assure you that we will consistently be able to generate sufficient available cash flow to make distributions, nor can we assure you that sufficient cash will be available to make distributions to you. We may borrow funds, return capital, make taxable distributions of our stock or debt securities, or sell assets to make distributions. We cannot predict the amount of distributions you may receive and we may be unable to pay or maintain cash distributions or increase distributions over time. Our inability to acquire additional properties or make real estate-related investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2021, we held seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty-nine investments held through preferred equity, loan or ground lease investments. The following tables provide summary information regarding our consolidated operating investments and preferred equity, loan and ground lease investments.

Consolidated Operating Investments

	Number of	Year	Ownership	Average
Name - Location	Units	Built/Renovated (1)	Interest	Rent (2)	Occupancy % (3)
Multifamily
ARIUM Glenridge - Atlanta, GA	480	1990	90%	$1,463	93.1%
ARIUM Westside - Atlanta, GA	336	2008	90%	1,606	94.0%
Ashford Belmar - Lakewood, CO	512	1988/1993	85%	1,786	95.9%
Avenue 25 - Phoenix, AZ	254	2013	100%	1,409	95.7%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek - Orlando, FL	532	1999	100%	1,512	98.5%
Carrington at Perimeter Park - Morrisville, NC	266	2007	100%	1,366	97.7%
Chattahoochee Ridge - Atlanta, GA	358	1996	90%	1,496	96.4%
Chevy Chase - Austin, TX	320	1971	92%	1,067	96.3%
Cielo on Gilbert - Mesa, AZ	432	1985	90%	1,253	96.3%
Citrus Tower - Orlando, FL	336	2006	97%	1,498	95.8%
Denim - Scottsdale, AZ	645	1979	100%	1,410	97.2%
Elan - Austin, TX	270	2007	100%	1,231	97.8%
Element - Las Vegas, NV	200	1995	100%	1,410	95.5%
Falls at Forsyth - Cumming, GA	356	2019	100%	1,547	96.1%
Gulfshore Apartment Homes - Naples, FL	368	2016	100%	1,419	97.0%
Outlook at Greystone - Birmingham, AL	300	2007	100%	1,233	97.7%
Pine Lakes Preserve - Port St. Lucie, FL	320	2003	100%	1,591	96.3%
Providence Trail - Mount Juliet, TN	334	2007	100%	1,401	97.3%
Roswell City Walk - Roswell, GA	320	2015	98%	1,755	94.7%
Sands Parc - Daytona Beach, FL	264	2017	100%	1,522	96.2%
The Brodie - Austin, TX	324	2001	100%	1,428	96.0%
The Debra Metrowest, formerly ARIUM Metrowest - Orlando, FL	510	2001	100%	1,528	97.3%
The Links at Plum Creek - Castle Rock, CO	264	2000	88%	1,581	96.6%
The Mills - Greenville, SC	304	2013	100%	1,125	97.0%
The Preserve at Henderson Beach - Destin, FL	340	2009	100%	1,708	95.6%
The Sanctuary - Las Vegas, NV	320	1988	100%	1,274	95.9%
Veranda at Centerfield - Houston, TX	400	1999	93%	1,084	97.0%
Villages of Cypress Creek - Houston, TX	384	2001	80%	1,263	95.8%
Wesley Village - Charlotte, NC	301	2010	100%	1,466	97.3%
Windsor Falls - Raleigh, NC	276	1994	100%	1,181	96.7%
Total Multifamily Units	10,626

Name - Market		Average Year Built
Single-Family Residential (4)
Golden Pacific - KS / MO	7	1977	97%	1,432	42.9%
ILE - TX / SE US	279	1990	95%	1,544	84.3	%(5)
Navigator Villas - Pasco, WA	176	2013	90%	1,278	96.0%
Peak
Axelrod - Garland, TX	22	1959	80%	1,355	100.0%
DFW 189 - Dallas-Fort Worth, TX	189	1962	56%	942	98.4%
Granbury - Granbury, TX	36	2020-2021	80%	1,556	97.2%
Indy - Indianapolis, IN	44	1958	60%	836	86.4%
Lubbock - Lubbock, TX	60	1955	80%	975	86.7%
Lubbock 2.0 - Lubbock, TX	75	1972	80%	1,220	92.0%
Lubbock 3.0 - Lubbock, TX	45	1945	80%	988	95.6%
Lynnwood - Lubbock, TX	20	2005	80%	1,005	95.0%
Lynnwood 2.0 - Lubbock, TX	20	2003	80%	987	100.0%
Springfield - Springfield, MO	290	2004	60%	1,134	99.3%
Springtown - Springtown, TX	70	1991	80%	1,235	87.1%
Springtown 2.0 - Springtown, TX	14	2018	80%	1,416	92.9%
Texarkana - Texarkana, TX	29	1967	80%	1,019	75.9%
Texas Portfolio 183 - Various / TX	183	1975	80%	1,275	92.3%
Wayford at Concord - Concord, NC	150	2019	83%	1,936	94.7%
Yauger Park Villas - Olympia, WA	80	2010	95%	2,085	98.8%
Total Single-Family Units/Average	1,789
Total Units/Average	12,415			$1,424	95.9%
(1)	Represents date of last significant renovation or year built if no renovations.
(2)	Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2021. Total concessions for the three months ended December 31, 2021 amounted to approximately $0.1 million.

(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2021 divided by (ii) total number of units, expressed as a percentage.
(4)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(5)	Excludes 50 down units under renovation.

Preferred Equity, Loan and Ground Lease Investments

			Total
			Actual/		Actual/
		Actual/	Estimated		Estimated	Actual/	Actual/	Pro
		Planned	Construction	Cost to	Construction	Estimated	Estimated	Forma
		Number	Cost	Date	Cost Per	Initial	Construction	Average
Lease-up Investment Name (1)	Location / Market	of Units	(in millions)	(in millions)	Unit	Occupancy	Completion	Rent (2)
Multifamily
Zoey	Austin, TX	307	$59.5	$53.3	$193,811	4Q 2021	2Q 2022	$1,762
Reunion Apartments	Orlando, FL	280	48.6	46.3	173,571	3Q 2021	3Q 2022	1,366
Total Lease-up Units		587

Development Investment Name (1)
Multifamily
Avondale Hills	Decatur, GA	240	50.9	37.3	212,083	1Q 2023	1Q 2023	1,538
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414	99.2	69.5	239,614	1Q 2022	1Q 2023	1,599
Deerwood Apartments	Houston, TX	330	65.8	22.1	199,394	4Q 2022	2Q 2023	1,590
Chandler	Chandler, AZ	208	48.2	10.8	231,731	3Q 2023	4Q 2023	1,457
Orange City Apartments	Orange City, FL	298	60.5	9.6	203,020	1Q 2023	4Q 2023	1,457
Lower Broadway	San Antonio, TX	386	91.5	27.0	237,047	4Q 2023	2Q 2024	1,769
Total Multifamily Units		1,876

Single-Family Residential
Willow Park	Willow Park, TX	46	12.7	7.8	276,087	2Q 2022	4Q 2022	2,362
The Woods at Forest Hill	Forest Hill, TX	76	14.7	3.6	193,421	1Q 2023	3Q 2023	1,625
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.1	14.9	214,626	1Q 2023	4Q 2023	1,743
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	5.4	211,554	3Q 2023	4Q 2023	1,346
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	13.8	243,357	1Q 2023	4Q 2023	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	6.6	295,238	3Q 2023	3Q 2024	1,994
Total Single-Family Units		1,163
Total Development Units		3,039

		Number	Average
Operating Investment Name (1)	Location / Market	of Units	Rent (2)
Multifamily
Alexan CityCentre	Houston, TX	340	$1,690
Deercross	Indianapolis, IN	372	788
Domain at The One Forty	Garland, TX	299	1,452
Georgetown Crossing	Savannah, GA	168	1,118
Hunter’s Pointe	Pensacola, FL	204	1,056
Motif	Fort Lauderdale, FL	385	2,455
Park on the Square	Pensacola, FL	240	1,269
Renew 3030	Mesa, AZ	126	1,127
Spring Parc	Dallas, TX	304	1,022
The Commons	Jacksonville, FL	328	965
The Crossings of Dawsonville	Dawsonville, GA	216	1,460
The Reserve at Palmer Ranch	Sarasota, FL	320	1,512
The Riley	Richardson, TX	262	1,506
Water’s Edge	Pensacola, FL	184	1,283
Total Multifamily Units		3,748

Single-Family Residential
Peak Housing (3)	IN / MO / TX	474	918
Total Single-Family Units		474
Total Operating Units		4,222
Total Units/Average		7,848	$1,478

(1)	Investments in which we have a loan, preferred equity or ground lease investment. Refer to Note 6 and Note 7 of our consolidated financial statements for further information.
(2)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(3)	Peak Housing consists of our preferred equity investments in a private single-family home REIT (refer to Note 7 of our consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

Item 3.       Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.       Mining Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock are traded on the NYSE American under the symbol “BRG.”

On March 7, 2022, the closing price of our Class A common stock, as reported on the NYSE American, was $26.54.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Bluerock Residential Growth REIT, Inc.	100.00	81.28	77.83	110.04	126.20	276.47
Russell 3000 Index	100.00	121.13	114.78	150.39	181.80	228.45
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
Dow Jones Equity All REIT Index	100.00	108.69	104.23	134.18	127.76	180.39
MSCI U.S. REIT Index	100.00	105.07	100.27	126.18	116.62	166.84

Stockholder Information

As of March 7, 2022, we had approximately 29,260,629 shares of Class A common stock outstanding held by a total of 606 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by the Company will be at the discretion of our Board, subject to operating restrictions in the Merger Agreement, and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Distributions paid on our Class A common shares, Class C common shares, OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2021 and 2020, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared
	Per Share	Total Paid
2020
First Quarter	$0.1625	$5,212
Second Quarter	0.1625	5,359
Third Quarter	0.1625	5,520
Fourth Quarter	0.1625	5,550
Total	$0.6500	$21,641

2021
First Quarter	$0.1625	$5,179
Second Quarter	0.1625	5,818
Third Quarter	0.1625	6,418
Fourth Quarter	0.1625	5,921
Total	$0.6500	$23,336

2022
First Quarter	$0.1625	$6,048

On January 14, 2022, our Board authorized, and we declared monthly dividends for the first quarter of 2022 equal to a monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2022, February 25, 2022 and March 25, 2022, which was paid in cash on February 4, 2022 and March 4, 2022, and which will be paid in cash on April 5, 2022, respectively.

On January 14, 2022, our Board authorized, and we declared monthly dividends for the first quarter of 2022 equal to a monthly rate of $0.128125 per share on our Series T Preferred Stock, payable monthly to the stockholders of record as of January 25, 2022, February 25, 2022 and March 25, 2022, which was paid in cash on February 4, 2022 and March 4, 2022, and which will be paid in cash on April 5, 2022, respectively.  Newly-issued shares of Series T Preferred Stock held for only a portion of the applicable monthly dividend period received a prorated Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each shares of Series T Preferred Stock was outstanding.

Distributions paid for the years ended December 31, 2021, 2020 and 2019, respectively, were funded from cash provided by operating activities except with respect to $7.7 million, $8.7 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2021	2019	2019

	(In thousands)
Cash provided by operating activities	$82,052	$74,475	$63,331

Cash distributions to preferred stockholders	(63,019)	(59,183)	(45,075)
Cash distributions to common stockholders	(16,618)	(15,771)	(14,850)
Cash distributions to noncontrolling interests, excluding $15.2 million, $5.5 million and $2.3 million from sale of real estate investments in 2021, 2020 and 2019, respectively	(10,132)	(8,227)	(6,806)
Total distributions	$(89,769)	$(83,181)	$(66,731)

(Shortfall) excess	$(7,717)	$(8,706)	$(3,400)
Proceeds from sale of and redemption of our preferred equity investments in unconsolidated real estate joint ventures	$51,504	$50,734	$—
Net proceeds from sale of real estate assets, net of noncontrolling distributions of $15.2 million, $5.5 million and $2.3 million in 2021, 2020 and 2019, respectively	$189,336	$70,706	$95,881

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

On July 23, 2020, our Board adopted, and on September 8, 2020 our stockholders approved, the fourth amendment and restatement of the 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan,” and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans. Under the Fourth Amended 2014 Incentive Plans, we have authorized an additional 3,000,000 shares of Class A common stock, for an aggregate 6,800,000 shares of our common stock for issuance. As of March 7, 2022, there were 1,654,860 shares available for future issuance.

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Fourth Amended 2014 Incentive Plans, as of December 31, 2021.

Number of
	Securities to Be	Weighted-
	Issued Upon	Average	Number of
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Remaining
	Options,	Options,	Available for
	Warrants, and	Warrants, and	Future
Plan Category	Rights	Rights	Issuance
Equity compensation plans approved by security holders	—	—	2,081,508
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,081,508

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

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2021, 2020 and 2019 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the Securities and Exchange Commission (the “SEC”) on January 4, 2019, February 21, 2019, May 10, 2019, August 13, 2019, November 8, 2019, January 6, 2020, February 20, 2020, April 16, 2020, May 15, 2020, May 27, 2020, August 12, 2020, November 6, 2020, January 6, 2021, February 22, 2021, March 1, 2021, March 31, 2021, May 13, 2021, August 6, 2021, and November 12, 2021.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Dollar
			Shares	Value of
	Total	Weighted	Purchased as	Shares that
	Number of	Average	Part of the	May Yet Be
	Shares	Price Paid	Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
Class A Common Stock
January 1, 2021 through January 31, 2021	1,354,186	$11.79	1,354,186	$40,099,159
February 1, 2021 through February 28, 2021	1,232,735	11.33	1,232,735	101,133,048
March 1, 2021 through March 31, 2021	970,641	11.12	970,641	90,343,128
April 1, 2021 through April 30, 2021	1,063,914	9.83	1,063,914	79,888,091
May 1, 2021 through May 31, 2021	1,344,803	9.53	1,344,803	67,074,585
June 1, 2021 through June 30, 2021	2,196,881	9.94	2,196,881	45,237,284
July 1, 2021 through July 31, 2021	2,415,333	11.01	2,415,333	18,654,414
August 1, 2021 through August 31, 2021	562,144	12.77	562,144	11,475,518
September 1, 2021 through November 8, 2021	—	—	—	—
Total Class A Common Stock	11,140,637	$10.73	11,140,637
(1)	Includes shares repurchased by the Company pursuant to the stock repurchase plans publicly announced in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 23, 2021, for up to an aggregate of $150.0 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans terminated upon the close of the NYSE American trading day on November 8, 2021, the filing date of the Company’s Form 10-Q for the quarter ended September 30, 2021.

Item 6.         [Reserved]

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

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of multifamily apartment communities and single-family residential homes located in demographically attractive growth markets and by implementing our investment strategies and our “Live/Work/Play Initiatives” to achieve sustainable long-term growth in both our funds from operations and net asset value.

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

As of December 31, 2021, we held an aggregate of 20,263 units, comprised of 16,837 multifamily units and 3,426 single-family residential units. The aggregate number of units are held through seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty-nine investments held through preferred equity, loan or ground lease investments. As of December 31, 2021, our consolidated operating investments were approximately 95.9% occupied.

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

Proposed Merger

On December 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by the Board. Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), that is issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $24.25 in cash, without interest (the “Per Share Merger Consideration”).

We will deliver a notice of redemption (the “Preferred Stock Redemption Notice”) to the holders of our Series B Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and Series T Redeemable Preferred Stock, par value $0.01 per share (“Series T Preferred Stock”), in accordance with their respective Articles Supplementary, in order to provide that such preferred stock will be redeemed effective as of the Effective Time. Each share of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be redeemed for an amount equal to $25.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest. Each share of Series B Preferred Stock will be redeemed for an amount equal to $1,000.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest.

The outstanding warrants to purchase Class A common stock of the Company (the “Company Warrants”) will remain outstanding following the Effective Time in accordance with their terms, but the Exercise Price (as defined in the Warrant Agreements with respect to the Company Warrants) will be adjusted so that the holder of any Company Warrant exercised after the Effective Time will be entitled to receive in cash the amount of the Per Share Merger Consideration which, if the Company Warrant had been exercised immediately prior to the Closing, such holder would have been entitled to receive upon the consummation of the Merger.

In addition, each award of shares of restricted Class A common stock of the Company that is outstanding immediately prior to the Effective Time will be cancelled in exchange for a cash payment in an amount equal to (i) the number of shares of Company Common Stock subject to such award immediately prior to the Effective Time multiplied by (ii) the Per Share Merger Consideration, without interest and less any applicable withholding taxes.

Prior to the consummation of the Merger, we will complete the separation of our single-family residential real estate business (the “SFR Business”) from our multi-family residential real estate business (the “Separation”). Following the Separation, the SFR Business will be indirectly held by Bluerock Homes Trust, Inc. (“BHM”), a Maryland corporation, and the Operating Partnership, and, prior to the consummation of the Merger, we will distribute the common stock of BHM to our stockholders as of the record date for such distribution in a taxable distribution (the “Distribution”).

In connection with the Separation, the Operating Partnership will exchange its interests in an entity holding its multi-family residential real estate business with the Company as consideration for a redemption of all of our preferred interests in the Operating Partnership and a portion of our common units in the Operating Partnership (the “Redemption”). As a result, following the Redemption, the Operating Partnership will cease to hold interests in the Company’s multi-family residential real estate business, and will hold the assets related to the SFR Business. Most members of our senior management, along with certain entities related to them, have agreed to retain their interests in the Operating Partnership until the earlier of the Effective Time and the termination of the Merger Agreement, rather than redeeming their interests for cash or shares of Company Common Stock that will receive the Per Share Merger Consideration. As a result, following the Separation and the Distribution, our stockholders who receive shares of BHM in the Distribution are expected to indirectly own approximately 35% of the SFR Business, with holders of units in the Operating Partnership (other than BHM) expected to indirectly own an interest of approximately 65% of the SFR Business. In connection with the Separation and the Distribution, BHM and the Operating Partnership will enter into a management agreement with an affiliate of Bluerock providing for it to be externally managed thereby.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The obligations of Parent and Merger Sub to consummate the Merger are not subject to any financing condition or the receipt of any financing by Parent or Merger Sub.

The consummation of the Merger is conditioned on the consummation of the Separation and the Distribution, as well as certain customary closing conditions, including, among others, approval of the Merger by the affirmative vote of the stockholders entitled to cast a majority of all the votes entitled to be cast on the Merger by the holders of issued and outstanding Company Common Stock (the “Company Requisite Vote”). The Merger Agreement requires the Company to convene a stockholders’ meeting for purposes of obtaining the Company Requisite Vote.

The Company has agreed not to solicit or enter into an agreement regarding a Company Takeover Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide information to a third party in connection with, any Company Takeover Proposal. However, the Company may, prior to obtaining the Company Requisite Vote, engage in discussions or negotiations and provide information to a third party which has made an unsolicited bona fide written Company Takeover Proposal that did not result from a breach of the non-solicit provisions of the Merger Agreement if the Board determines in good faith, after consultation with its independent financial advisors and outside legal counsel, that such Company Takeover Proposal constitutes or could reasonably be expected to lead to a Company Superior Proposal (as defined in the Merger Agreement).

Prior to the time the Company Requisite Vote is obtained, the Board may, in certain circumstances, effect a Company Adverse Recommendation Change (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances by the Company, including prior to obtaining the Company Requisite Vote, if, after following certain procedures and adhering to certain restrictions, the Board effects a Company Adverse Recommendation Change in connection with a Company Superior Proposal and the Company enters into a definitive agreement providing for the implementation of a Company Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Board effects a Company Adverse Recommendation Change. The Merger Agreement also may be terminated by either the Company or Parent if the Merger has not been completed on or prior to the date that is nine months after the date of the Merger Agreement, which date may be extended to complete the Separation and the Distribution, by the Company, up to the date that is ten months after the date of the Merger Agreement, or by Parent, up to the date that is twelve months after the date of the Merger Agreement.

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $60 million. Upon termination of the Merger Agreement in certain other circumstances, Parent will be required to pay the Company a termination fee of $200 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2021, and is incorporated herein by reference.

Significant Developments

Acquisitions of and Investments in Real Estate

During the year ended December 31, 2021, we acquired one multifamily operating property representing 276 units and eighteen operating portfolios of single-family residential homes representing an aggregate of 1,613 homes, for total purchase prices of $336.9 million.

Additionally, we entered into sixteen preferred equity investments in both multifamily apartment communities and single-family residential homes, committing $186.2 million, of which $97.6 million was funded (which includes the full funding of seven investments for $68.3 million), during the period.

We made mortgage loan investments in two portfolios of single-family residential homes amounting to $9.9 million.

In addition to the investments summarized in the tables below, we increased our mezzanine loan investments in Avondale Hills, Domain at The One Forty, Motif, Reunion Apartments and Vickers Historic Roswell by approximately $24.1 million in aggregate, increased our preferred equity investments in Alexan CityCentre, Chandler, The Conley and Thornton Flats by approximately $7.5 million in aggregate, and provided increased funding for the Zoey Ground Lease of approximately $8.3 million.

The following is a summary of our real estate investments made during the year ended December 31, 2021 (dollars in millions):

			Number of	Ownership	Purchase
Name - Operating	Location / Market	Date of Investment	Units / Homes	Interest	Price
Multifamily
Windsor Falls	Raleigh, NC	June 17, 2021	276	100%	$48.8

Single-Family Residential (1)
Yauger Park Villas	Olympia, WA	April 14, 2021	80	95%	24.5
Wayford at Concord (2)	Concord, NC	June 4, 2021	150	83%	44.4
Indy	Indianapolis, IN	August 12, 2021	44	60%	3.8
Springfield	Springfield, MO	August 18, 2021	290	60%	49.0
Springtown	Springtown, TX	September 15, 2021	70	80%	9.4
Texarkana	Texarkana, TX	September 21, 2021	29	80%	3.1
Lubbock	Lubbock, TX	September 24, 2021	60	80%	5.6
Granbury	Granbury, TX	September 30, 2021	36	80%	8.1
ILE	TX / SE US	October 4, 2021	279	95%	57.1
Axelrod	Garland, TX	October 5, 2021	22	80%	4.1
Springtown 2.0	Springtown, TX	October 26, 2021	14	80%	3.0
Lubbock 2.0	Lubbock, TX	October 28, 2021	75	80%	9.3
Lynnwood	Lubbock, TX	November 16, 2021	20	80%	2.4
Golden Pacific	KS / MO	November 23, 2021	7	97%	1.2
Lynnwood 2.0	Lubbock, TX	December 1, 2021	20	80%	2.5
Lubbock 3.0	Lubbock, TX	December 8, 2021	45	80%	4.6
Texas Portfolio 183	Various / TX	December 22, 2021	183	80%	28.3
DFW 189	Dallas-Fort Worth, TX	December 29, 2021	189	56%	27.7
Total Operating			1,889		$336.9

			Actual/Planned
			Number of	Commitment	Investment
Name - Preferred Equity	Location / Market	Date of Investment	Units / Homes	Amount	Amount
Multifamily
The Riley	Richardson, TX	March 1, 2021	262	$7.0	$7.0
The Reserve at Palmer Ranch (3)	Sarasota, FL	June 10, 2021	320	11.4	11.4
Deerwood Apartments	Houston, TX	June 16, 2021	330	16.5	9.2
Deercross	Indianapolis, IN	June 25, 2021	372	4.0	4.0
Spring Parc	Dallas, TX	July 13, 2021	304	8.0	8.0
The Crossings of Dawsonville	Dawsonville, GA	July 14, 2021	216	10.5	10.5
Lower Broadway	San Antonio, TX	July 15, 2021	386	15.8	0.9
Orange City Apartments	Orange City, FL	July 26, 2021	298	15.1	—
Renew 3030	Mesa, AZ	August 31, 2021	126	7.1	7.1

Single-Family Residential (1)
Peak Housing (4)	IN / MO / TX	April 12, 2021 (5)	474	20.3	20.3
Wayford at Innovation Park	Charlotte, NC	June 17, 2021	210	13.4	—
Willow Park	Willow Park, TX	June 17, 2021	46	3.8	2.5
The Cottages of Port St. Lucie	Port St. Lucie, FL	August 26, 2021	286	18.8	7.3
The Cottages at Myrtle Beach	Myrtle Beach, SC	September 9, 2021	294	17.9	9.0
The Cottages at Warner Robins	Warner Robins, GA	December 8, 2021	251	13.3	—
The Woods at Forest Hill	Forest Hill, TX	December 20, 2021	76	3.3	0.4
Total Preferred Equity			4,251		$97.6

			Number of	Commitment	Investment
Name - Mortgage Loan	Market	Date of Investment	Homes	Amount	Amount
Single-Family Residential
Corpus (6)	Corpus Christi, TX	July 9, 2021	81	6.8	6.8
Jolin (6)	Weatherford, TX	August 6, 2021	24	3.1	3.1
Total Mortgage Loan			105		$9.9
Total			6,245		$444.4
(1)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(2)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.
(3)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.

(4)	Peak Housing consists of our preferred equity investments in a private single-family home REIT. Unit count excludes consolidated operating investment units which are presented separately.
(5)	The date of investment represents the initial investment of $10.7 million. There were additional investments of $9.6 million through December 31, 2021.
(6)	We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs of the loans. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of homes previously owned solely by our joint venture partner, were combined into one portfolio known as Texas Portfolio 183.

Sale of Real Estate Assets and Investments

We sold seven operating properties for net proceeds of $189.3 million. Additionally, seven of the properties underlying our preferred equity investments were redeemed for net proceeds of $48.1 million, of which $0.3 million is to be received subsequent to December 31, 2021. We also received mezzanine loan payoffs of approximately $22.8 million from the sale of one property and the recapitalization of two portfolios.

The following is a summary of our real estate sales, mezzanine loan payoffs and redemption of preferred equity investments during the year ended December 31, 2021 (dollars in millions):

			Number of	Ownership	Sale	BRG Net
Property	Location	Date Sold	Units	Interest	Price	Proceeds
Operating
ARIUM Grandewood	Orlando, FL	January 28, 2021	306	100%	$65.3	$25.1
James at South First	Austin, TX	February 24, 2021	250	90%	50.0	18.1
Marquis at The Cascades	Tyler, TX	March 1, 2021	582	90%	90.9	32.6
Plantation Park	Lake Jackson, TX	April 26, 2021	238	80%	32.0	2.7
The Reserve at Palmer Ranch (1)	Sarasota, FL	June 10, 2021	320	100%	57.6	16.6
Park & Kingston	Charlotte, NC	July 7, 2021	168	100%	44.9	24.7
The District at Scottsdale	Scottsdale, AZ	July 7, 2021	332	99%	150.5	69.5
Total Operating			2,196		491.2	189.3

Mezzanine Loan
Vickers Historic Roswell	Roswell, GA	June 29, 2021	79	—	40.3	12.9
Corpus (2)	Corpus Christi, TX	December 22, 2021	81	—	—	6.8
Jolin (2)	Weatherford, TX	December 22, 2021	24	—	—	3.1
Total Mezzanine Loan			184		40.3	22.8

Preferred Equity
The Conley	Leander, TX	March 18, 2021	259	—	52.1	16.5
Alexan Southside Place	Houston, TX	March 25, 2021	270	—	45.1	10.1
Wayford at Concord (3)	Concord, NC	June 4, 2021	150	—	44.4	7.0
Mira Vista	Austin, TX	September 23, 2021	200	—	32.6	5.6
Thornton Flats	Austin, TX	December 14, 2021	104	—	—	5.5
Belmont Crossing	Smyrna, GA	December 29, 2021	192	—	28.1	2.8
Sierra Terrace	Atlanta, GA	December 29, 2021	135	—	27.6	3.8
Sierra Village	Atlanta, GA	December 29, 2021	154	—	27.9	3.8
Total Preferred Equity			1,464		257.8	55.1
Total			3,844		$789.3	$267.2
(1)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.
(2)	We recapitalized Corpus and Jolin on December 22, 2021 and received full payoffs for the loans. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of homes previously owned solely by our joint venture partner, were combined into one portfolio known as Texas Portfolio 183.

(3)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.

Series T Preferred Stock Continuous Offering

During the year ended December 31, 2021, we issued 18,535,916 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $417.1 million after commissions, dealer manager fees and discounts of approximately $46.3 million.

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

Redemptions of Series B Redeemable Preferred Stock

During the year ended December 31, 2021, we redeemed 154,060 shares of Series B Preferred Stock through the issuance of 14,876,516 shares of Class A common stock.

In December 2019, our Board authorized the repurchase of up to an aggregate of $50 million of our outstanding shares of Class A common stock over a period of one year pursuant to stock repurchase plans. On May 9, 2020, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50 million in shares of its Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). On October 29, 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of the Company’s Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $150 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans terminated at the close of the NYSE American trading day on November 8, 2021 (the date on which we filed our Form 10-Q with the SEC for the quarter ended September 30, 2021). The extent to which we repurchased shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such repurchases, depended on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans were made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases were structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the year ended December 31, 2021, we repurchased 11,140,637 shares of Class A common stock under the repurchase plans for a total purchase price of approximately $119.6 million. During the year ended December 31, 2020, we repurchased shares under the repurchase plans as follows: 3,983,842 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $46.4 million. During the life of all repurchase plans, the total purchase price of shares we repurchased is approximately $189.1 million.

Our total stockholders’ equity increased $25.5 million from $58.4 million as of December 31, 2020 to $83.9 million as of December 31, 2021. The increase in our total stockholders’ equity is primarily attributable to the issuance of shares of Class A common stock for the redemptions of shares of Series B Preferred Stock of $154.0 million (of which, $150.7 million relates to Company-initiated redemptions) and net income of $91.7 million, offset by dividends declared of $81.0 million, the repurchase of shares of Class A common stock of $119.6 million and preferred stock accretion of $24.6 million during the year ended December 31, 2021.

COVID-19

We continue to monitor the impact of the ongoing COVID-19 pandemic on all aspects of our business, apartment communities, and single-family residential homes including how it will impact our tenants and business partners. While, consistent with prior quarters, we did not incur any significant impact on our performance during the three months ended December 31, 2021 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and, as cases of COVID-19 and new variants thereof have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. While many of these measures have been lifted, additional cases of COVID-19 and new variants thereof have resulted in, and may continue to result in, governments reinstating these or similar measures. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. Further, while vaccines have been developed and are being administered, it is unclear when or if vaccines may allow a return to full pre-pandemic activity levels. While some operations have been allowed to fully or partially re-open, the long-term impact of COVID-19 on the United States and world economies remains uncertain and may continue to adversely impact the global economy, the duration and scope of which cannot currently be predicted. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

As of December 31, 2021, we collected 97% of rents from our properties for the three months ended December 31, 2021. As of January 31, 2022, we collected 97% of January rents from our properties. In 2020, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the year ended December 31, 2021, the Company did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.9% and 95.8% as of December 31, 2021 and January 31, 2022, respectively, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

The impact of the ongoing COVID-19 pandemic on our rental revenue for 2022 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we continue to actively manage our response in collaboration with business partners in our network and service providers, and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business. While we expect COVID-19 may continue to adversely impact our tenants, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of December 31, 2021, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

In response to shelter-in-place orders, our corporate offices have also transitioned to a remote work environment. There can be no assurances that the continuation of such remote work arrangements for an extended period of time will not strain our business continuity plans, introduce operational risk, including cybersecurity risks, or impair our ability to manage our business.

Industry Outlook

Single-family residential

The single-family rental industry has historically been more resilient to economic cycles than the multi-family sector and is currently benefiting from significant industry tailwinds that have accelerated during the pandemic. We believe industry dynamics present a compelling investment opportunity for us, including:

●	Supply at accessible price points remains extremely tight, with little new affordable rental product coming on-line over the last decade. These supply and affordability gaps have been in place and intensifying since the wind-down of the Great Recession, with rental prices continuing to increase in step with home price appreciation.
●	Limited institutional ownership of single-family rental stock, currently estimated to be approximately 2%, creates potential for outsized growth. Our institutionally operated properties benefit from experienced regional owner-operators and a technology-aided platform, delivering not only a competitive market advantage but also operating growth potential that can benefit investors.
●	Demand fundamentals are strong and strengthening further, particularly from rental-biased and debt-burdened millennials now reaching peak single-family house consumption age. We believe that a continued upswing in propensity to rent, coupled with the limited and depleting supply at the middle-income range, signals significant opportunity.

Multifamily communities

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

Results of Operations

Note 3, “Sale of Real Estate Assets”; Note 4, “Investments in Real Estate”; Note 5, “Acquisition of Real Estate”; Note 6, “Notes and Interest Receivable”; and Note 7, “Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures,” to our Consolidated Financial Statements provide discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our stabilized consolidated operating real estate investments as of December 31, 2021:

	Year	Number	Ownership	Occupancy
Name	Built/Renovated(1)	of Units	Interest	% (2)
Multifamily
ARIUM Glenridge	1990	480	90%	93.1%
ARIUM Westside	2008	336	90%	94.0%
Ashford Belmar	1988/1993	512	85%	95.9%
Avenue 25	2013	254	100%	95.7%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek	1999	532	100%	98.5%
Carrington at Perimeter Park	2007	266	100%	97.7%
Chattahoochee Ridge	1996	358	90%	96.4%
Chevy Chase	1971	320	92%	96.3%
Cielo on Gilbert	1985	432	90%	96.3%
Citrus Tower	2006	336	97%	95.8%
Denim	1979	645	100%	97.2%
Elan	2007	270	100%	97.8%
Element	1995	200	100%	95.5%
Falls at Forsyth	2019	356	100%	96.1%
Gulfshore Apartment Homes	2016	368	100%	97.0%
Outlook at Greystone	2007	300	100%	97.7%
Pine Lakes Preserve	2003	320	100%	96.3%
Providence Trail	2007	334	100%	97.3%
Roswell City Walk	2015	320	98%	94.7%
Sands Parc	2017	264	100%	96.2%
The Brodie	2001	324	100%	96.0%
The Debra Metrowest, formerly ARIUM Metrowest	2001	510	100%	97.3%
The Links at Plum Creek	2000	264	88%	96.6%
The Mills	2013	304	100%	97.0%
The Preserve at Henderson Beach	2009	340	100%	95.6%
The Sanctuary	1988	320	100%	95.9%
Veranda at Centerfield	1999	400	93%	97.0%
Villages of Cypress Creek	2001	384	80%	95.8%
Wesley Village	2010	301	100%	97.3%
Windsor Falls	1994	276	100%	96.7%
Total Multifamily Units		10,626

	Average Year
Single-Family Residential (3)	Built
Golden Pacific	1977	7	97%	42.9%
ILE	1990	279	95%	84.3	%(4)
Navigator Villas	2013	176	90%	96.0%
Peak
Axelrod	1959	22	80%	100.0%
DFW 189	1962	189	56%	98.4%
Granbury	2020-2021	36	80%	97.2%
Indy	1958	44	60%	86.4%
Lubbock	1955	60	80%	86.7%
Lubbock 2.0	1972	75	80%	92.0%
Lubbock 3.0	1945	45	80%	95.6%
Lynnwood	2005	20	80%	95.0%
Lynnwood 2.0	2003	20	80%	100.0%
Springfield	2004	290	60%	99.3%
Springtown	1991	70	80%	87.1%
Springtown 2.0	2018	14	80%	92.9%
Texarkana	1967	29	80%	75.9%
Texas Portfolio 183	1975	183	80%	92.3%
Wayford at Concord	2019	150	83%	94.7%
Yauger Park Villas	2010	80	95%	98.8%
Total Single-Family Units		1,789
Total Units/Average		12,415		95.9%
(1)	Represents date of most recent significant renovation or date built if no renovations.
(2)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2021 divided by (ii) total number of units, expressed as a percentage.
(3)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(4)	Excludes 50 down units under renovation.

Year ended December 31, 2021 as compared to the year ended December 31, 2020

Revenue

Rental and other property revenues increased $7.2 million, or 4%, to $203.7 million for the year ended December 31, 2021 as compared to $196.5 million for the same prior year period. This was due to a $28.0 million increase from the acquisition of nineteen investments in 2021 and the full year impact of six investments acquired in 2020, and a $10.1 million increase from same store properties, partially offset by a $30.9 million decrease driven by the sales of seven investments in 2021 and the full period impact of four investments sold in 2020. See Item 1. Business “Summary of Investments and Dispositions”.

Interest income from mezzanine loan and ground lease investments decreased $6.3 million, or 27%, to $17.0 million for the year ended December 31, 2021 as compared to $23.3 million for the same prior year period primarily due to sales of three underlying investments in 2021 and 2020 and decreases in interest rates in 2021, partially offset by increases in the average outstanding balance of mezzanine loans in 2021.

Expenses

Property operating expenses decreased $0.3 million, or 0.4%, to $76.0 million for the year ended December 31, 2021 as compared to $76.3 million for the same prior year period. This was primarily due to a $13.0 million decrease from sold investments, partially offset by a $10.5 million increase from the acquisition of investments in 2021 and 2020 and a $2.2 million increase from same store properties. Property NOI margins increased to 62.7% of total revenues for the year ended December 31, 2021, from 61.2% in the prior year period. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.4 million, or 8%, to $5.4 million for the year ended December 31, 2021 as compared to $5.0 million in the same prior year period. Property management fees incurred are based on property level revenues; an increase in property management fees was due to the increase in rental and other property revenues.

General and administrative expenses increased $3.7 million, or 15%, to $27.8 million for the year ended December 31, 2021 as compared to $24.1 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.4 million for the year ended December 31, 2021 as compared to $4.2 million for the same prior year period. The 2020 expense primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $3.3 million of the total costs related to two abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $1.0 million for the year ended December 31, 2021. The 2021 expense related to freeze damages at eight properties in Texas and storm damages to two properties in Arizona and one property in Florida. No weather-related losses were recorded in 2020.

Depreciation and amortization expenses increased $0.6 million, or 1%, to $80.1 million for the year ended December 31, 2021 as compared to $79.5 million for the same prior year period. This was due to a $12.2 million increase from the acquisition of investments in 2021 and 2020 and a $0.4 million increase from same store properties, partially offset by a $12.0 million decrease driven by the sales of investments in 2021 and 2020.

Other Income and Expense

Other income and expense amounted to net income of $75.2 million for the year ended December 31, 2021 compared to net expense of $16.1 million for the same prior year period. This was primarily due to an increase in gains on sale of real estate investments of $77.9 million, a decrease in allowance for credit losses of $16.0 million, a decrease in loss on early extinguishment of debt of $7.9 million, and a $3.3 million net decrease in interest expense. This was partially offset by an increase in Merger transaction costs of $15.0 million. In addition, the Company recorded a $16.4 million provision for credit losses in the fourth quarter 2020; the provision for credit losses primarily related to a decline in the collectability of the Alexan Southside preferred equity investment since the onset of COVID-19 and its impact on the value of the property.

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

Other Income and Expense

Other income and expense amounted to net expense of $16.1 million for the year ended December 31, 2020 as compared to net expense of $7.6 million for the same prior year period. This was primarily due to an allowance for credit losses of $16.4 million in 2020 combined with an increase in loss from extinguishment of debt of $7.4 million. This was partially offset by an increase in gains on sale of real estate investments of $10.1 million, increase in preferred returns on unconsolidated real estate joint ventures of $1.5 million and a decrease of $3.6 million in interest expense. The Company recorded a $16.4 million provision for credit losses in the fourth quarter of 2020. The provision for credit losses primarily related to a decline in the collectability of the Alexan Southside preferred equity investment since the onset of COVID-19 and its impact on the value of the property.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment, or properties held for sale. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90.0% physical occupancy.

For comparison of our three months ended December 31, 2021 and 2020, the same store properties included properties owned at October 1, 2020. Our same store properties for the three months ended December 31, 2021 and 2020 consisted of 27 properties, representing 9,558 units.

For comparison of our twelve months ended December 31, 2021 and 2020, the same store properties included properties owned at January 1, 2020. Our same store properties for the twelve months ended December 31, 2021 and 2020 consisted of 24 properties, representing 8,628 units.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2021 and 2020, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	December 31,		Change
	2021	2020	$	%
Property Revenues
Same Store	$44,311	$39,566	$4,745	12.0%
Non-Same Store	8,792	10,244	(1,452)	(14.2)%
Total property revenues	53,103	49,810	3,293	6.6%

Property Expenses
Same Store	14,949	15,027	(78)	(0.5)%
Non-Same Store	3,073	3,834	(761)	(19.8)%
Total property expenses	18,022	18,861	(839)	(4.4)%

Same Store NOI	29,362	24,539	4,823	19.7%
Non-Same Store NOI	5,719	6,410	(691)	(10.8)%
Total NOI (1)	$35,081	$30,949	$4,132	13.4%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended
	December 31,		Change
	2021	2020	$	%
Property Revenues
Same Store	$153,578	$143,441	$10,137	7.1%
Non-Same Store	50,111	53,081	(2,970)	(5.6)%
Total property revenues	203,689	196,522	7,167	3.6%

Property Expenses
Same Store	56,983	54,751	2,232	4.1%
Non-Same Store	19,019	21,550	(2,531)	(11.7)%
Total property expenses	76,002	76,301	(299)	(0.4)%

Same Store NOI	96,595	88,690	7,905	8.9%
Non-Same Store NOI	31,092	31,531	(439)	(1.4)%
Total NOI (1)	$127,687	$120,221	$7,466	6.2%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Same store NOI for the three months ended December 31, 2021 increased 19.7%, or $4.8 million, compared to the 2020 period. Same store property revenues increased 12.0%, or $4.7 million, as compared to the 2020 period, primarily attributable to a 10.5% increase in average rental rates and a 70-basis point increase in occupancy. Of our twenty-seven same store properties, all twenty-seven recognized rental rate increases and fifteen recognized increases in occupancy during the period. In addition, ancillary income, such as termination fees, late fees, and pet fees, increased $0.4 million and bad debt decreased $0.2 million.

Same store expenses for the three months ended December 31, 2021 decreased 0.5%, or $0.08 million, compared to the 2020 period. The decrease was partially due to non-controllable expenses; real estate taxes decreased due to a $0.5 million credit in the current year offset by a $0.2 million increase in insurance due to industrywide multifamily price increases. The remaining increase was due to controllable expenses; $0.2 million increase in utilities, $0.2 million increase in payroll related expenses, $0.06 million increase in seasonal maintenance, offset by a $0.24 million decrease in turnover costs.

Non-same store property revenues and property expenses for the three months ended December 31, 2021 decreased $1.5 million and $0.8 million, respectively, compared to the 2020 period due to the timing and volume of operating property transactions. We acquired twenty-two operating investments representing 2,857 units, of which ten operating investments were acquired during the three months ended December 31, 2021 and have a partial period of operations, and we sold eight operating investments representing 2,286 units since October 1, 2020.

Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

Same store NOI for the twelve months ended December 31, 2021 increased 8.9%, or $7.9 million, compared to the 2020 period. Same store property revenues increased 7.1%, or $10.1 million, as compared to the 2020 period, primarily attributable to a 5.3% increase in average rental rates and an 80-basis point increase in occupancy. Of our twenty-four same store properties, all twenty-four recognized increases in rental rates and eighteen recognized increases in occupancy during the period. In addition, ancillary income, such as termination fees, late fees, and pet fees, increased $1.3 million and bad debt decreased $0.7 million.

Same store expenses for the twelve months ended December 31, 2021 increased 4.1%, or $2.2 million, compared to the 2020 period. The increase was primarily due to non-controllable expenses; insurance increased $0.6 million due to industrywide multifamily price increases and real estate taxes increased $0.3 million due to municipality tax increases. The remaining increase was due to the following increases: $0.45 million in repairs and maintenance, $0.44 million in administrative costs, $0.2 million in marketing, and $0.2 million in payroll related expenses.

Non-same store property revenues and property expenses for the twelve months ended December 31, 2021 decreased $3.0 million and $2.5 million, respectively, compared to the 2020 period due to the timing and volume of operating property transactions. We acquired twenty-five operating investments representing 3,787 units, of which nineteen operating investments were acquired during the year ended December 31, 2021 and have a partial period of operations, and we sold eleven operating investments representing 3,118 units since January 1, 2020.

Prior year’s comparisons

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

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	December 31,		Change
	2020	2019	$	%
Property Revenues
Same Store	$41,325	$41,092	$233	0.6%
Non-Same Store	8,485	4,708	3,777	80.2%
Total property revenues	49,810	45,800	4,010	8.8%

Property Expenses
Same Store	15,779	15,609	170	1.1%
Non-Same Store	3,082	1,991	1,091	54.8%
Total property expenses	18,861	17,600	1,261	7.2%

Same Store NOI	25,546	25,483	63	0.2%
Non-Same Store NOI	5,403	2,717	2,686	98.9%
Total NOI (1)	$30,949	$28,200	$2,749	9.7%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended
	December 31,		Change
	2020	2019	$	%
Property Revenues
Same Store	$142,199	$140,900	$1,299	0.9%
Non-Same Store	54,323	44,476	9,847	22.1%
Total property revenues	196,522	185,376	11,146	6.0%

Property Expenses
Same Store	56,660	55,598	1,062	1.9%
Non-Same Store	19,641	18,851	790	4.2%
Total property expenses	76,301	74,449	1,852	2.5%

Same Store NOI	85,539	85,302	237	0.3%
Non-Same Store NOI	34,682	25,625	9,057	35.3%
Total NOI (1)	$120,221	$110,927	$9,294	8.4%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders	$3,473	$(44,674)	$(19,751)
Add back: Net income (loss) attributable to Operating Partnership Units	2,250	(17,313)	(6,779)
Net income (loss) attributable to common stockholders and unit holders	5,723	(61,987)	(26,530)
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	75,877	75,727	66,670
Non-real estate depreciation and amortization	487	486	448
Non-cash interest expense	1,869	3,025	3,174
Unrealized (gain) loss on derivatives	(73)	115	2,450
Impairment on preferred investment	—	15,930	—
Loss on extinguishment of debt and debt modification costs	6,148	14,238	7,199
Provision for credit losses	384	439	—
Property management fees	5,086	4,751	4,645
Acquisition and pursuit costs	448	4,152	556
Corporate operating expenses	27,486	23,770	22,261
Transaction costs	15,036	—	—
Weather-related losses, net	967	—	313
Preferred dividends	63,606	58,463	46,159
Preferred stock accretion	24,633	16,851	10,335
Less common stockholders and Operating Partnership units pro-rata share of:
Other income, net	432	74	68
Preferred returns on unconsolidated real estate joint ventures	12,067	11,381	9,797
Interest income from loan and ground lease investments	17,488	23,326	24,595
Gain on sale of real estate investments	124,547	56,777	48,172
Gain on sale of non-depreciable real estate investments	—	—	679
Pro-rata share of properties’ income	73,143	64,402	54,369
Add:
Noncontrolling interest pro-rata share of partially owned property income	3,692	3,074	2,810
Total property income	76,835	67,476	57,179
Add:
Interest expense	50,852	52,745	53,748
Net operating income	127,687	120,221	110,927
Less:
Non-same store net operating income	31,092	31,531	25,625
Same store net operating income	$96,595	$88,690	$85,302

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt, (e) the redemption of our Series A Preferred Stock, and (f) Class A common stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock repurchases under our stock repurchase plans.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports we have filed with the SEC.

We believe we currently have a stable financial condition; as of December 31, 2021, we collected 97% of rents from our properties for the three months ended December 31, 2021. As of January 31, 2022, we collected 97% of January rents from our properties. In addition, we have provided rent deferral payment plans as a result of hardships certain tenants experienced due to the COVID-19 impact, decreasing from 1% in the quarter ended June 30, 2020, to none in the quarter ended December 31, 2021. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.9% and 95.8% as of December 31, 2021 and January 31, 2022, respectively, in future periods we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of COVID-19 impact.

We believe the stabilized properties underlying our consolidated real estate investments are performing well with an occupancy of 95.9%, exclusive of our development properties, at December 31, 2021.

On May 17, 2018, we filed, and on May 23, 2018, the SEC declared effective on Form S-3 (File No. 333-224990), a shelf registration statement that expired in May 2021 (the “May 2018 Shelf Registration Statement”). The securities covered by the May 2018 Shelf Registration Statement cannot exceed $2,500,000,000 in the aggregate and include common stock, preferred stock, depositary shares representing preferred stock, debt securities, warrants to purchase stock or debt securities and units. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

On October 31, 2019, based on general market conditions and related considerations, our Board determined it to be in the best interest of us and our stockholders to replace the Series B Preferred Offering with an offering of up to 32,000,000 shares of a new Series T Redeemable Preferred Stock (the “Series T Preferred Stock”), with a maximum of 20,000,000 shares of Series T Redeemable Preferred Stock offered in the primary offering and an additional 12,000,000 shares of Series T Preferred Stock offered pursuant to a dividend reinvestment plan (collectively, the “Series T Preferred Offering”). On November 13, 2019, we filed a prospectus supplement to our May 2018 Shelf Registration Statement for the Series T Preferred Offering, and on December 20, 2019, we made the initial issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering. As of December 31, 2021, we have issued and outstanding 28,272,134 shares of Series T Preferred Stock.

On September 13, 2019, we and our Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A ATM Offering”). The Company did not issue any shares through the Class A Common Stock ATM Offering during the year before its expiration in November 2021.  During the life of the Class A Common Stock Offering, the Company had issued a total of 621,110 shares of Class A common stock.

On November 18, 2021, we filed Pre-Effective Amendment No. 1 to the Form S-3 filed on April 20, 2021, and on November 22, 2021, the SEC declared effective on Form S-3 (File No. 333-255388), a shelf registration statement that expires in November 2024 (the “November 2021 Shelf Registration Statement”). The securities covered by the November 2021 Shelf Registration Statement cannot exceed approximately $4.1 billion in the aggregate and include common stock, preferred stock, depositary shares representing preferred stock, debt securities, warrants to purchase stock or debt securities and units. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

We have approximately $128.0 million of cash and $143.3 million of capacity on our credit facilities as of January 31, 2022. At December 31, 2021, we were in compliance with all covenants under our credit facilities. We continue to communicate with our key lenders and believe access to capacity under our credit facilities will remain available for the uses set forth in their terms.

As we did in 2021 and to date in 2022, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. Due to the uncertainty surrounding the COVID-19 impact, we had temporarily suspended interior renovations at several properties as part of assuming a more conservative posture; however, we have selectively restarted the program at various properties as we gained more visibility on the economic recovery nationally and within our specific markets.

Our total stockholders’ equity increased $25.5 million from $58.4 million as of December 31, 2020 to $83.9 million as of December 31, 2021. The increase in our total stockholders’ equity is primarily attributable to the issuance of shares of Class A common stock for the redemptions of shares of Series B Preferred Stock of $154.0 million (of which, $150.7 million relates to Company-initiated redemptions ) and net income of $91.7 million, offset by dividends declared of $81.0 million, the repurchase of shares of Class A common stock of $119.6 million and preferred stock accretion of $24.6 million during the year ended December 31, 2021.

In general, we believe our available cash balances, the Senior and Junior Credit Facilities, the Fannie Facility (each as defined below), other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio from the proceeds of the Series T Preferred Offering and from the credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through:

●	$166.5 million in cash available at December 31, 2021;
●	$143.3 million of capacity on our credit facilities as of December 31, 2021;
●	cash generated from operating activities; and
●	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic, other than the provision for credit loss referred to earlier, but continue to assess along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community and single-family residential homes investments, (b) repayment of long-term debt and our credit facilities, (c) capital expenditures, and (d) cash redemption requirements related to our Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock.

In December 2019, our Board authorized the repurchase of up to an aggregate of $50 million of our outstanding shares of Class A common stock over a period of one year pursuant to stock repurchase plans. On May 9, 2020, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50 million in shares of our Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). On October 29, 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $150 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans terminated at the close of the NYSE American trading day on November 8, 2021 (the date on which we filed our Form 10-Q with the SEC for the quarter ended September 30, 2021). The extent to which we repurchased shares of our Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of such repurchases, depended on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans were made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases were structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the year ended December 31, 2021, we repurchased 11,140,637 shares of Class A common stock under the repurchase plans for a total purchase price of approximately $119.6 million. During the year ended December 31, 2020, we repurchased shares under the repurchase plans as follows: 3,983,842 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $46.4 million. During the life of all repurchase plans, the total purchase price of shares we repurchased is approximately $189.1 million.

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

As we did in 2021 and 2020, we may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Senior and Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior and Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At December 31, 2021, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2021 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

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

Cash Flows

Year ended December 31, 2021 as compared to the year ended December 31, 2020

As of December 31, 2021, we held seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty-nine investments held through preferred equity, loan or ground lease investments. During the year ended December 31, 2021, net cash provided by operating activities was $82.1 million after net income of $105.2 million was adjusted for the following:

●	an increase in accounts payable and other accrued liabilities of $21.3 million;
●	distributions and preferred returns from unconsolidated joint ventures of $11.7 million;
●	loss on extinguishment of debt of $6.7 million; and
●	amortization of deferred interest income on mezzanine loan of $3.0 million; offset by
●	non-cash items of $56.0 million;
●	an increase in accounts receivable, prepaids and other assets of $5.5 million; and

●	an increase in notes and accrued interest receivable of $4.3 million.

Cash Flows from Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $39.4 million, primarily due to the following:

●	$417.9 million of proceeds from the sale of real estate investments;
●	$51.5 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures; and
●	$22.3 million of repayments on notes receivable; offset by
●	$277.8 million used in acquiring consolidated real estate investments;
●	$146.7 million used in acquiring investments in unconsolidated joint ventures and notes receivable; and
●	$27.9 million used on capital expenditures.

Cash Flows from Financing Activities

During the year ended December 31, 2021, net cash used in financing activities was $43.9 million, primarily due to the following:

●	$189.1 million of repayments of our mortgages payable;
●	$119.6 million paid for the repurchase of Class A common stock;
●	$63.0 million of repayments on revolving credit facilities;
●	$63.0 million in cash distributions paid to preferred stockholders;
●	$55.1 million paid for the redemption of Series A Preferred Stock;
●	$25.3 million in cash distributions paid to noncontrolling interests;
●	$16.6 million in cash distributions paid to common stockholders;
●	$2.1 million in deferred financing costs;
●	$1.1 million of Class A common stock ATM issuance costs; and
●	$0.3 million paid for the redemption of Series B Redeemable Preferred Stock;
●	$0.2 million paid for the redemption of Series T Redeemable Preferred Stock;
●	partially offset by net proceeds of $416.6 million from the issuance of Series T Redeemable Preferred Stock;
●	proceeds of $30.0 million from borrowings on revolving credit facilities;
●	capital contributions of $22.4 million from noncontrolling interests;
●	borrowings of $15.5 million on mortgages payable; and

●	net proceeds of $7.2 million from the exercise of Warrants.

Operating Activities

Net cash flow provided by operating activities increased $7.6 million in 2021 compared to 2020 primarily due to:

●	Increase in accounts payable and other accrued liabilities of $15.0 million;
●	Decrease in accounts receivable, prepaid expenses and other assets of $10.3 million; and
●	An increase in amortization of deferred interest income on mezzanine loan of $3.0 million; offset by
●	Decrease of $7.9 million attributable to loss on extinguishment of debt;
●	Increase in notes and accrued interest receivable of $4.3 million;
●	Net decrease in net due to affiliates of $2.5 million;
●	Decrease in net distributions of income and preferred returns from preferred equity investments of $2.1 million; and
●	Operating income, adjusted for non-cash activity, decreased $3.9 million as a result of our acquisitions (net of dispositions).

Investing Activities

Net cash provided by investing activities increased $66.4 million in 2021 compared to 2020 primarily due to:

●	Higher proceeds from the sales of real estate investments of $223.2 million;
●	Decrease in investment in notes receivable of $5.1 million;
●	Lower purchases from noncontrolling interests of $3.7 million; and
●	Higher proceeds from sale and redemption of unconsolidated real estate joint ventures of $0.8 million; offset by
●	Higher investments in unconsolidated real estate joint venture interests of $79.5 million;
●	Decreased repayments on notes receivable of $61.1 million; and
●	Acquisition of real estate investments and capital expenditures increased $25.9 million.

Financing Activities

Net cash used in financing activities was $43.9 million in 2021 as compared to net cash provided by financing activities of $20.7 million in 2020. This decrease of $64.6 million is primarily explained by:

●	An increase in net mortgage repayments of $181.0 million;
●	An increase in Class A common stock repurchases of $79.3 million;
●	An increase in revolving credit facility repayments of $48.0 million;
●	An increase in distributions paid of $16.2 million;

●	A decrease in Class A common stock offering of $2.0 million;
●	An increase of miscellaneous offering costs of $1.1 million; offset by
●	An increase in proceeds from the Series T Preferred Stock continuous offering of $199.2 million;
●	A decrease in the redemption of Series A Preferred Stock of $28.9 million;
●	An increase in capital contributions of $19.3 million from noncontrolling interests;
●	An increase in net proceeds of $7.1 million from the exercise of Warrants;
●	A decrease in the repurchase of Series A, Series C and Series D Preferred Stock of $6.1 million;
●	A decrease in deferred financing costs of $2.6 million.

Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	2021	2020	2019
Redevelopment/renovations	$20,467	$10,164	$13,124
Normally recurring capital expenditures	3,246	3,093	3,209
Routine capital expenditures	6,321	3,869	4,229
Total capital expenditures	$30,034	$17,126	$20,562

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest, unrealized gains or losses on derivatives, provision for credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, shareholder activism, stock compensation expense and preferred stock accretion. Commencing in 2020, we do not deduct the accrued portion of income on our loan and preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the income totaled $2.7 million and $1.1 million, and $7.4 million and $2.3 million for the three and twelve months ended December 31, 2021 and 2020, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired nineteen operating investments, made fifteen investments through preferred equity or loans, sold seven operating investments and received payoffs of our loan or preferred equity in eleven investments subsequent to December 31, 2020. As of December 31, 2020, we had acquired six operating investments, made eight investments through preferred equity, loans or ground lease, sold six operating investments and received payoffs of our loan or preferred equity in three investments subsequent to December 31, 2019. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands, except per share amounts):

	2021	2020	2019
Net income (loss) attributable to common stockholders	$3,473	$(44,674)	$(19,751)
Add back: Net income (loss) attributable to Operating Partnership Units	2,250	(17,313)	(6,779)
Net income (loss) attributable to common stockholders and unit holders	5,723	(61,987)	(26,530)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	75,877	75,727	66,670
Impairment on preferred investment	—	15,930	—
Gain on sale of real estate investments	(124,547)	(56,777)	(48,172)
FFO attributable to Common Stockholders and Unit Holders	(42,947)	(27,107)	(8,032)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	448	4,152	556
Non-cash interest expense	1,869	3,025	3,174
Unrealized (gain) loss on derivatives	(73)	115	2,450
Provision for credit losses	384	439	—
Loss on extinguishment of debt and debt modification costs	6,148	14,238	7,199
Amortization of deferred interest income on mezzanine loan	2,996	—	—
Weather-related losses, net	967	—	313
Non-real estate depreciation and amortization	487	486	448
Transaction costs	15,036	—	—
Gain on sale of non-depreciable real estate investments	—	—	(679)
Shareholder activism	—	—	393
Other expense (income), net	284	(400)	(68)
Non-cash preferred returns on unconsolidated real estate joint ventures	—	—	(1,291)
Non-cash equity compensation	13,512	11,917	10,615
Preferred stock accretion	24,633	16,851	10,335
CFFO Attributable to Common Stockholders and Unit Holders	$23,744	$23,716	$25,413
Per Share and Unit Information:
FFO attributable to Common Stockholders and Unit Holders - diluted	$(1.17)	$(0.82)	$(0.26)
CFFO attributable to Common Stockholders and Unit Holders - diluted	$0.65	$0.72	$0.82

Weighted average common shares and units outstanding - diluted	36,805,455	33,116,871	30,899,927

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021 which consisted of mortgage notes secured by our properties and revolving credit facilities. At December 31, 2021, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	one year	2022-2023	2024-2025	Thereafter
Mortgages Payable (Principal)	$1,365,975	$17,896	$331,547	$488,732	$527,800
Revolving Credit Facilities (Principal)	—	—	33,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	229,446	48,928	90,122	54,328	36,068
Total	$1,595,421	$66,824	$421,669	$543,064	$563,868

Estimated interest payments are based on the stated rates for mortgage notes payable and revolving credit facility assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
July 12, 2021	July 23, 2021	$5.00	August 5, 2021
July 12, 2021	August 25, 2021	$5.00	September 3, 2021
July 12, 2021	September 24, 2021	$5.00	October 5, 2021
October 11, 2021	October 25, 2021	$5.00	November 5, 2021
October 11, 2021	November 24, 2021	$5.00	December 3, 2021
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
June 11, 2021	June 25, 2021	$0.4765625	July 2, 2021
September 10, 2021	September 24, 2021	$0.4765625	October 5, 2021
December 10, 2021	December 23, 2021	$0.4765625	January 5, 2022
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
June 11, 2021	June 25, 2021	$0.4453125	July 2, 2021
September 10, 2021	September 24, 2021	$0.4453125	October 5, 2021
December 10, 2021	December 23, 2021	$0.4453125	January 5, 2022
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021
July 12, 2021	July 23, 2021	$0.128125	August 5, 2021
July 12, 2021	August 25, 2021	$0.128125	September 3, 2021
July 12, 2021	September 24, 2021	$0.128125	October 5, 2021
October 11, 2021	October 25, 2021	$0.128125	November 5, 2021
October 11, 2021	November 24, 2021	$0.128125	December 3, 2021
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
December 10, 2021 (3)	December 23, 2021	$0.050000	December 29, 2021
(1)	This dividend was paid on the date indicated to shareholders in conjunction with the redemption of Series A preferred shares.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period receive a prorated monthly dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.
(3)	The Board authorized, and the Company declared, an annual Series T Preferred Stock dividend of 0.20% per share of Series T Preferred Stock. Shares of Series T Preferred Stock that were held only for a portion of the applicable annual stock dividend period receive a prorated Series T Preferred Stock dividend based on the actual number of months in the applicable annual stock dividend period during which each such share of Series T Preferred Stock was outstanding. The annual stock dividend equates to $0.05 per share of Series T Preferred Stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

We had a dividend reinvestment plan that allowed for participating stockholders to have their Class A common stock dividend distributions automatically reinvested in additional Class A common shares based on the average price of the Class A common shares on the investment date.

We also had a dividend reinvestment plan that allowed for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. In December 2021, the Board approved the suspension of the dividend reinvestment plans until further notice.

Our Board will determine the amount of dividends to be paid to our stockholders, subject to operating restrictions included in the Merger Agreement. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Distributions for the year ended December 31, 2021 were as follows (amounts in thousands):

	Distributions
2021	Declared	Paid
First Quarter
Class A Common Stock	$3,943	$3,630
Class C Common Stock	12	12
Series A Preferred Stock	706	1,842
Series B Preferred Stock	7,089	7,400
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	4,493	4,049
OP Units	1,027	1,027
LTIP Units	814	510
Total first quarter 2021	$20,413	$20,799
Second Quarter
Class A Common Stock	$4,753	$3,945
Class C Common Stock	12	12
Series B Preferred Stock	5,818	6,273
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	6,220	5,616
OP Units	1,027	1,025
LTIP Units	721	836
Total second quarter 2021	$20,880	$20,036
Third Quarter
Class A Common Stock	$4,244	$4,750
Class C Common Stock	12	12
Series B Preferred Stock	5,404	5,407
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	8,039	7,439
OP Units	1,027	1,025
LTIP Units	836	631
Total third quarter 2021	$21,891	$21,593

Fourth Quarter
Class A Common Stock	$4,363	$4,245
Class C Common Stock	12	12
Series B Preferred Stock	5,393	5,396
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	11,128	10,281
OP Units	1,027	1,025
LTIP Units	843	639
Total fourth quarter 2021	$25,095	$23,927
Total	$88,279	$86,355

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary. If the entity in which we hold an interest is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Real Estate Purchase Price Allocations

Upon the acquisition of real estate properties which do not constitute the definition of a business, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are recorded to the components of the real estate assets acquired. In determining fair values for multifamily apartment community acquisitions, we assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods like those used by independent appraisers (e.g., discounted cash flow analysis) and which utilize appropriate discount and/or capitalization rates and available market information. In determining fair values for single-family residential home acquisitions, we utilize information obtained from county tax assessment records to assist in the determination of the fair value of land and building. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

If after consideration of the VIE accounting literature, we have determined that an entity is not a VIE, we assess the need for consolidation under all other provisions of ASC 810. These provisions provide for consolidation of majority-owned entities where majority voting interest held by us provides control.

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

If it has been determined that we do not have control but do have the ability to exercise significant influence over the entity, we account for these investments as preferred equity investments and investments in unconsolidated real estate joint ventures in our consolidated balance sheets. In accordance with ASC 320 Investments – Debt Securities, we classify each preferred equity investment as a held to maturity debt security as we have the intention and ability to hold the investment until redemption. We earn a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in our consolidated statements of operations. We evaluate the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section below for further information regarding CECL and our provision for credit losses.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2021, we own interests in twenty joint ventures that are accounted for as held to maturity debt securities or loans as we exercise significant influence over, but do not control, the investee.

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

Subsequent Events

Issuance of LTIP Units under the Fourth Amended 2014 Incentive Plans

On January 1, 2022, we granted an aggregate of 134,131 time-based LTIP Units and an aggregate of 268,265 performance-based LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements. The time-based LTIP Units vest over approximately three years, while the performance-based LTIP Units subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. All such LTIP Unit grants require continuous employment for vesting.

In addition, on January 1, 2022, we granted 3,546 LTIP Units pursuant to the Fourth Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units vested immediately upon issuance.

Distributions Declared

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
January 14, 2022	January 25, 2022	$5.00	February 4, 2022
January 14, 2022	February 25, 2022	$5.00	March 4, 2022
January 14, 2022	March 25, 2022	$5.00	April 5, 2022
Series T Preferred Stock
January 14, 2022	January 25, 2022	$0.128125	February 4, 2022
January 14, 2022	February 25, 2022	$0.128125	March 4, 2022
January 14, 2022	March 25, 2022	$0.128125	April 5, 2022

Distributions Paid

The following distributions have been paid subsequent to December 31, 2021 (amounts in thousands):

Distributions Paid
January 5, 2022 (to stockholders of record as of December 23, 2021)
Class A Common Stock	$4,363
Class C Common Stock	12
Series B Preferred Stock	1,796
Series C Preferred Stock	1,094
Series D Preferred Stock	1,235
Series T Preferred Stock	3,619
OP Units	1,027
LTIP Units	646
Total	$13,792
February 4, 2022 (to stockholders of record as of January 25, 2022)
Series B Preferred Stock	$1,795
Series T Preferred Stock	3,621
Total	$5,416
March 4, 2022 (to stockholders of record as of February 25, 2022)
Series B Preferred Stock	$1,794
Series T Preferred Stock	3,620
Total	$5,414

Stock Activity

Subsequent to December 31, 2021 and as of February 28, 2022, we have issued 1,266,444 shares of Class A common stock upon the exercise of 106,502 Warrants and there are 29,242,107 shares of Class A common stock outstanding and 138,583 Warrants outstanding (refer to Note 13 – Stockholders’ Equity of our consolidated financial statements for further information).

Sale of Alexan CityCentre Interests

On January 20, 2022, Alexan CityCentre, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. Upon the sale, our preferred equity investment was redeemed by the joint venture for $18.7 million, which included its original preferred investment of $18.2 million and accrued preferred return of $0.5 million.

Weatherford Loan Financing

On February 15, 2022, we provided a $9.6 million mezzanine loan (the “Weatherford Mezz Loan”) to an unaffiliated third party for land to be used in the development of 185-build for rent, single-family residential homes in Weatherford, Texas. The Weatherford Mezz Loan matures on May 16, 2022 and contains three (3) thirty-day extension options, subject to certain conditions, and can be prepaid without penalty. The Weatherford Mezz Loan bears interest at 12.0% per annum with interest-only payments during the term of the loan.

Sale of Reunion Apartments

On February 25, 2022, Reunion Apartments, a property located in Orlando, Florida, was sold. Upon the sale, the mezzanine loan that we provided was paid off for $12.5 million, which included principal repayment of $10.0 million, accrued interest of $1.5 million and an incremental payment of $1.0 million to achieve the minimum interest per the terms of the loan agreement.

Sale of The Hartley at Blue Hill

On February 28, 2022, The Hartley at Blue Hill, a property located in Chapel Hill, North Carolina, was sold. The mezzanine loan that we provided was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. The $5.0 million senior loan that we provided, which is secured by a parcel of land adjacent to The Hartley at Blue Hill property, remains outstanding.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(1.0) million are excluded:

($ in thousands)

	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$17,896	$127,237	$204,310	$332,171	$156,561	$527,800	$1,365,975
Weighted Average Interest Rate	3.69%	3.21%	3.75%	3.82%	3.70%	3.36%	3.56%

Revolving Credit Facilities	$—	$—	$—	$—	$—	$—	$—
Weighted Average Interest Rate	—	—	—	—	—	—	—

The fair value (in thousands) is estimated at $1,388.3 million for mortgages payable as of December 31, 2021.

The table above incorporates those exposures that exist as of December 31, 2021; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Based on our debt and interest rates in effect at December 31, 2021, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $3.0 million or decrease by $0.4 million, respectively, on an annual basis.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2021, were effective.

Report from Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, and issued a report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	58	Chairman of the Board and Chief Executive Officer	2008
Jordan B. Ruddy	59	Chief Operating Officer and President	N/A
James G. Babb, III	57	Chief Strategy Officer	N/A
Ryan S. MacDonald	38	Chief Investment Officer	N/A
Christopher J. Vohs	45	Chief Financial Officer and Treasurer	N/A
Michael L. Konig	61	Chief Legal Officer and Secretary	N/A
Michael DiFranco	57	Executive Vice President, Operations	N/A
I. Bobby Majumder	53	Independent Director	2009
Romano Tio	62	Independent Director	2009
Elizabeth Harrison	57	Independent Director	2018
Kamal Jafarnia	55	Independent Director	2019

*     The address of each executive officer and director listed is 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105.

**   As of March 7, 2022.

R. Ramin Kamfar, Chief Executive Officer.  Mr. Kamfar has served as Chairman of the board of directors and Chief Executive Officer of Bluerock Residential since August 2008, and also served as its President from April 2014 until October 2017. Mr. Kamfar also served as Chief Executive Officer of BRG Manager, LLC, the former manager of Bluerock Residential, from August 2008 to February 2013. In addition, Mr. Kamfar has served as Chairman of the board of trustees of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012 and Chairman of the board of directors of Bluerock Industrial Growth REIT, Inc. and Chief Executive Officer of its external manager, Bluerock Industrial Manager, LLC, since their respective formations in 2021. Mr. Kamfar is the Founder and has also served as the Chairman and Chief Executive Officer of Bluerock since 2002. Mr. Kamfar has approximately 30 years of experience in various aspects of real estate, private equity, and investment banking. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. From 1993 to 2002, Mr. Kamfar built a startup into a leading public company in the “fast casual” market now known as Einstein Noah Restaurant Group, Inc. Mr. Kamfar received an M.B.A. degree with distinction in Finance from The Wharton School of the University of Pennsylvania, and a B.S. degree with distinction in Finance from the University of Maryland, College Park.

Jordan B. Ruddy, President.   Mr. Ruddy has served as Chief Operating Officer and President of Bluerock Residential since August 2008, and also served as the President of BRG Manager, LLC, the former manager of Bluerock Residential, from February 2013 to October 2017.  In addition, Mr. Ruddy has served as President of Bluerock Total Income+ Real Estate Fund, as well co-portfolio manager of its adviser Bluerock Fund Advisor since October 2013 and as President of Bluerock Industrial Growth REIT, Inc. and its external manager, Bluerock Industrial Manager, LLC, since their respective formations in 2021. Mr. Ruddy joined Bluerock in 2002 and has continuously served in various senior management capacities for it and its affiliates.  Mr. Ruddy has approximately 30 years of experience in real estate acquisitions, financings, management and dispositions. Prior to joining Bluerock, Mr. Ruddy served as a real estate investment banker at Banc of America Securities LLC and Smith Barney Inc., as well as Vice President of Amerimar Enterprises, a real estate company specializing in value-added investments nationwide, where he managed acquisitions, financings, leasing, asset management and dispositions involving over 1.5 million square feet of commercial and multifamily real estate.  Mr. Ruddy received an M.B.A. degree in Finance and Real Estate from The Wharton School of the University of Pennsylvania, and a B.S. degree with high honors in Economics from the London School of Economics.

Ryan S. MacDonald, Chief Investment Officer.  Mr. MacDonald has served as Bluerock Residential’s Chief Investment Officer since January 2021 and as its Chief Acquisitions Officer from October 2017 until January 2021.  In addition, Mr. MacDonald has served as Chief Investment Officer of Bluerock Industrial Growth REIT, Inc. and its external manager, Bluerock Industrial Manager, LLC, since their respective formations in 2021. Mr. MacDonald joined Bluerock in 2008 and has continuously served in various senior acquisition and disposition capacities. To date, with Bluerock, Mr. MacDonald has been involved with real estate transactions with an aggregate value of approximately $8.5 billion.  Prior to joining Bluerock, Mr. MacDonald was an Analyst for PNC Realty Investors (formerly Mercantile Real Estate Advisors), where he served as part of an investment team that made more than $1.2 billion in investments within all tranches of the capital structure. Mr. MacDonald received a B.A. in Economics from the University of Maryland, College Park.

James G. Babb, III, Chief Strategy Officer.  Mr. Babb has served as Chief Strategy Officer of Bluerock Residential since January 2021, and previously served as its Chief Investment Officer from July 2008 until November 2013 and from October 2017 until January 2021.  Mr. Babb also previously served as Chief Investment Officer of BRG Manager, LLC from November 2013 until October 2017, as a director of Bluerock Residential until April 2014, as the President of Bluerock Residential from July 2008 until August 2012, and as the President of BRG Manager, LLC, the former manager to Bluerock Residential, from July 2008 until February 2013.  In addition, Mr. Babb has served as Chief Strategy Officer of Bluerock Industrial Growth REIT, Inc. and its external manager, Bluerock Industrial Manager, LLC, since their respective formations in 2021. Mr. Babb joined Bluerock in 2007 and served as its Chief Investment Officer through October 2017, and as a Trustee of Bluerock Total Income + Real Estate Fund from 2012 until November 2019.  He has been involved exclusively in real estate acquisition, management, financing and dispositions for approximately 30 years.  From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital.  Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions and was also active in Starwood Capital’s efforts to expand its platform to invest in Europe.  From August 2003 to July 2007, Mr. Babb founded Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties.  Mr. Babb received a B.A. degree in Economics from the University of North Carolina at Chapel Hill.

Christopher J. Vohs, Chief Financial Officer .  Mr. Vohs has served as Chief Financial Officer of Bluerock Residential since October 2017.  In addition, Mr. Vohs has served as Chief Financial Officer and Treasurer of Bluerock Industrial Growth REIT, Inc. and its external manager, Bluerock Industrial Manager, LLC, since their respective formations in 2021.  Mr. Vohs joined Bluerock in July 2010 and has continuously served in various senior accounting and financial capacities for it and its affiliates, including as Bluerock’s Chief Accounting Officer from July 2010 until October 2017. Prior to joining Bluerock, Mr. Vohs served as Corporate Controller for Roberts Realty Investors, Inc., a public multifamily REIT based in Atlanta, Georgia, from March 2009 to July 2010. From October 2004 to March 2009, Mr. Vohs worked at Pulte Homes, a nationwide builder of single-family homes, in various financial roles, including as Internal Audit Manager & Asset Manager and later as Vice President of Finance for Pulte’s Orlando and Southeast Florida operations. From January 1999 to October 2004, Mr. Vohs worked as an Audit Manager for Deloitte & Touche, an international professional services firm, where he earned his CPA certification.  Mr. Vohs received his B.A. degree in Accounting from Michigan State University.

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

Michael DiFranco, Executive Vice President, Operations.  Mr. DiFranco has served as Executive Vice President, Operations of Bluerock Residential since November 2018, with responsibility for the operational and financial performance of its multi-family housing portfolio. Previously, from 2005 to 2016, Mr. DiFranco held several roles of increasing responsibilities with Apartment & Investment Management Company (NYSE: AIV), including serving four years as Senior Vice President of Financial Operations. From 2016 to 2018, Mr. DiFranco served as Senior Vice President of Financial Operations with The Irvine Company Apartment Communities, overseeing Revenue Management, Business Intelligence and Portfolio Management.  Mr. DiFranco received a B.A. in Business from Texas A&M University, College Station, an M.B.A. from The University of Texas at Austin, and an M.S. in Information Systems from The University of Colorado, Denver.

Elizabeth Harrison.  Ms. Harrison has served as an independent member of the board of directors of Bluerock Residential since July 2018.  Ms. Harrison has over 23 years of branding and marketing experience.  Ms. Harrison serves as the CEO and Principal of H &S Communications (“H&S”), a full-service marketing, branding and public relations agency with offices in New York, Miami and Los Angeles, which she co-founded in 1995.  Having organized the sale of H&S to Omnicom Group (NYSE:  OMC), a leading global marketing and corporate communications company, in 2003, and where she continued to serve as CEO, Ms. Harrison reacquired H&S from Omnicom Group in 2020. As CEO of H&S, Ms. Harrison is responsible for the company’s operations and strategic development, while overseeing communications, partnerships and marketing for clients that include real estate developers, luxury hotel properties and travel technology companies on a global level.  In 2011, H&S became the complementary sister-agency of Ketchum, a leading global communications consultancy.  Ms. Harrison is the co-author of several books and is frequently invited to share her luxury branding expertise at high-profile conferences and summits, most recently including Harvard’s 5th Annual CEO Roundtable:  Building Leading Brands and Driving Growth.  Ms. Harrison has also served as a panelist for Step Up Women’s Network’s “View from the Top” seminar.  Ms. Harrison has served on the boards of Love Heals and the Alison Gertz Foundation for AIDS Education, and also works closely with the Ars Nova Theater Group.  Ms. Harrison received a B.A. degree in 1986 from Sarah Lawrence College, located in Bronxville, New York.

I. Bobby Majumder.  Mr. Majumder has served as an independent member of the board of directors of Bluerock Residential since January 2009.  Mr. Majumder is a partner at the law firm of Frost Brown Todd.  Mr. Majumder specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds.  Prior to Frost Brown Todd, Mr. Majumder was a partner at the law firm of Reed Smith from May 2019 to September 2021, where he served as the Managing Partner of the firm’s Dallas office and firmwide Co-Chair of the firm’s India practice.  Prior to Reed Smith, Mr. Majumder was a partner at the law firm of Perkins Coie from March 2013 to May 2019.  Prior to Perkins Coie, Mr. Majumder was a partner in the law firm of K&L Gates LLP from May 2005 to March 2013.  From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP.  Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests.  Mr. Majumder also has served as an independent trustee on the Board of Trustees of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock Residential, since July 2012.  He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associate Board member of the Cox School of Business at Southern Methodist University.  Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio.  Mr. Tio has served as an independent member of the board of directors of Bluerock Residential since January 2009.  Mr. Tio serves as Senior Managing Director of Greystone, a commercial real estate finance and investment firm.  From June 2017 to March 2021, Mr. Tio served as Senior Managing Director at Ackman-Ziff, an institutional real estate capital advisory firm.  From May 2009 to June 2017, Mr. Tio served as Managing Director of RM Capital Management LLC, a boutique real estate investment and advisory firm.  From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies.  From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions.  Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years.  Mr. Tio also has served as an independent trustee of the Board of Trustees of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock Residential, since July 2012.  Mr. Tio served as an independent member of the Board of Directors of Yangtze River Development Ltd. from January 2016 until February 2017.  Mr. Tio received a B.S. degree in biochemistry in 1982 from Hofstra University, located in Hempstead, New York.

Kamal Jafarnia.  Mr. Jafarnia has served as an independent member of the board of directors of Bluerock Residential since June 2019.  Mr. Jafarnia currently serves as General Counsel, Executive Vice President and Secretary of Lonsdale Digital Management, Inc.  Previously, Mr. Jafarnia served as General Counsel and Chief Compliance Officer at Artivest Holdings, Inc., which position he held from October 2018 until February 2021, and as Chief Compliance Officer of Altegris Advisors LLC, which was the advisor to the Altegris KKR Commitments Fund.  Prior to Artivest, Mr. Jafarnia served as Managing Director for Legal and Business Development at Provasi Capital Partners LP.  Prior to that, from October 2014 to December 2017, he served as Senior Vice President of W.P. Carey Inc. (NYSE:  WPC), as well as Senior Vice President and Chief Compliance Officer of Carey Credit Advisors, Inc. and as Chief Compliance Officer and General Counsel of Carey Financial, LLC.  Prior to joining W. P. Carey Inc., Mr. Jafarnia served as Counsel to two American Lawyer Global 100 law firms in New York.  From March 2014 to October 2014, Mr. Jafarnia served as Counsel in the REIT practice group at the law firm of Greenberg Traurig, LLP.  From August 2012 to March 2014, Mr. Jafarnia served as Counsel in the Financial Services & Products Group and was a member of the REIT practice group of Alston & Bird, LLP.  Between 2006 and 2012, Mr. Jafarnia served as a senior executive, in-house counsel, and Chief Compliance Officer for several alternative investment program sponsors, including, among others, American Realty Capital, a real estate investment program sponsor, and its affiliated broker-dealer, Realty Capital Securities, LLC.  In addition, Mr. Jafarnia has served as a non-executive independent member of the board of directors of Ashford Hospitality Trust, Inc. (NYSE:  AHT) since January 2013.  Mr. Jafarnia received an LL.M. in Securities and Financial Regulation in 2011 from Georgetown University Law Center, located in Washington, D.C., a J.D. degree in 1992 from Temple University, located in Philadelphia, Pennsylvania, and a B.A. degree in economics and government in 1988 from the University of Texas at Austin.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2021 and on written representations from our directors and executive officers, we believe that during fiscal year 2021, all of our directors, executive officers and greater than 10% beneficial owners filed the required reports on a timely basis under Section 16(a), except for one Form 4 for each James Babb III, of Ryan MacDonald and Jordan Ruddy, three Form 4s for Ramin Kamfar, and two Form 4s for The Cypress Trust, which (at the time of the relevant transactions) was a greater than 10% beneficial owner.

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

Compensation Committee

Our Board has established a compensation committee, which is comprised of three of our independent directors. The members of our compensation committee are Romano Tio, Elizabeth Harrison, and I. Bobby Majumder. Mr. Tio is the chairman of our compensation committee. Our compensation committee charter details the principal functions of the compensation committee. These functions include:

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

Item 11.      Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers, or NEOs, for fiscal year 2021. Our NEOs for fiscal year 2021 were R. Ramin Kamfar, Chief Executive Officer, Jordan B. Ruddy, President and Chief Operating Officer, James G. Babb, III, Chief Strategy Officer, Michael L. Konig, Chief Legal Officer and Secretary, Ryan S. MacDonald, Chief Investment Officer, and Christopher J. Vohs, Chief Financial Officer and Treasurer (the “NEOs”). Where indicated, information is also provided for Michael DiFranco, our Executive Vice President, Operations.

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

Peer Group

To assist the compensation committee in developing an appropriate and competitive compensation program for our NEOs, FPL was engaged to examine current market compensation practices.  On an annual basis, FPL provides the compensation committee with a market-based compensation benchmarking analysis with respect to the executive compensation practices among peer REITs, which is reviewed by the compensation committee to ensure the overall composite reflects an appropriate peer set. While a peer group of companies used for performance comparison purposes may be focused on business operations and industry focus, and may include companies much larger or smaller in size, the peer group of companies used for compensation benchmarking purposes tend to be driven by size, business model and geographic considerations.  Accordingly, in establishing a compensation structure for the Company’s NEOs for fiscal year 2021, the compensation committee reviewed the Company’s competitive peer group based on the following criteria:

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

Given the Company’s growth, as well as changes in peer company size, classification, and industry consolidation, the compensation committee reevaluated the constituents of the 2020 peer group based on the criteria above and determined that for purposes of executive compensation for fiscal year 2021, certain adjustments to the peer group were necessary in order to maintain a competitor set appropriately reflective of the Company’s current size and operations. The compensation committee carefully selected the peer group to include the most similar competitors based on such factors, so that comparisons of our compensation structure to such peers would be meaningful.  The peer group selected by the compensation committee for use in establishing the compensation program for the Company’s NEOs and other executive officers for fiscal year 2021 was comprised of the following:

●	Acadia Realty Trust	●	Lexington Realty Trust
●	American Assets Trust, Inc.	●	Mack-Cali Realty Corporation
●	Brandywine Realty Trust	●	Paramount Group, Inc.
●	Brixmor Property Group Inc.	●	Preferred Apartment Communities, Inc.
●	Columbia Property Trust	●	Retail Opportunity Investments Corp.
●	Essential Properties Realty Trust, Inc.	●	RPT Realty
●	Independence Realty Trust, Inc.	●	Urban Edge Properties
●	Investors Real Estate Trust	●	Washington Real Estate Investment Trust

For purposes of developing the compensation program for the Company’s NEOs and other executive officers for fiscal year 2021, the compensation committee utilized peer group compensation data to understand the Company’s pay levels and structure as compared to the market. The compensation committee does not rely solely upon benchmarking to determine the compensation of the Company’s NEOs and other executive officers, but uses the compensation levels, structures and practices of the peer group as one of many factors to formulate the Company’s executive compensation structure.  While the compensation committee does not adhere to a specific formula, nor is the compensation of the Company’s NEOs and other executive officers tied to a specified percentile of compensation relative to the peer group, the compensation committee does take into account peer group compensation levels to assess the competitiveness of each NEO’s overall compensation, while also considering factors such as size, scope of operations and our relative performance, as appropriate.

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

See “2021 Compensation Decisions — 2021 Base Salary/Base Payment” below for information regarding the base salaries and base payments payable to our NEOs for fiscal year 2021.

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

Pursuant to their Executive Agreement, each of our current NEOs is eligible to receive an Annual Cash Bonus in an amount ranging from 0% to a maximum of 150% (75% for Mr. Vohs) of their annual base salary or base payment (as applicable), with a target equal to 100% (50% for Mr. Vohs) of such annual base salary or base payment.  The amount of each such Annual Cash Bonus will further be determined based on the Company’s performance relative to pre-determined objective performance criteria and targets established and administered by the compensation committee, as well as the compensation committee’s subjective evaluation of the performance of each such NEO during such time period.  See “2021 Compensation Decisions — 2021 Annual Cash Bonuses” below for information regarding the Annual Cash Bonuses for which our NEOs are eligible for fiscal year 2021, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Annual Cash Bonuses.

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

Pursuant to their Executive Agreement, each of our NEOs is entitled to an annual grant of time-vested equity awards in the form of LTIP Units (each, an “Annual LTIP Award”).  The number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect to each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements. See “2021 Compensation Decisions — 2021 Annual LTIP Awards” below for information regarding the Annual LTIP Awards to which our NEOs are entitled for fiscal year 2021.

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

Pursuant to their Executive Agreement, each of our NEOs is entitled to an annual grant of a Long Term Performance Awards in the form of LTIP Units for a three-year performance period. The actual amount of the annual Long Term Performance Award for 2021 for which each of our current NEOs will be eligible will range from 0% to a maximum of 200% of their Annual LTIP Award, with a threshold equal to 50% of that year’s Annual LTIP Award, and a target equal to that year’s Annual LTIP Award.  The number of LTIP Units that will actually vest and become nonforfeitable in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets established and administered by the compensation committee as described below, as well as a subjective evaluation of the performance of each such executive officer during such time period.  See “2021 Compensation Decisions — 2021 Long Term Performance Awards” below for information regarding the Long Term Performance Awards to which our NEOs are entitled for fiscal year 2021, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Long Term Performance Awards.

(D) Executive Compensation Metrics: Objective Performance Criteria.  Listed below are the objective performance criteria established by the compensation committee for use in determining Annual Cash Bonuses and/or Long Term Performance Awards (as indicated) for our NEOs for fiscal year 2021. For information regarding the relative weightings and threshold, target, and maximum achievement levels assigned to each such criterion for each type of equity incentive award for fiscal year 2021, see “2021 Compensation Decisions — 2021 Annual Cash Bonuses” and “— 2021 Long Term Performance Awards,” below.

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

For Use in Determining:    Long Term Performance Awards.

Target:   For fiscal year 2021, the Company’s target is to rank within the 50th percentile in TSR relative to the SNL U.S. Multifamily REIT Index.

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

For Use in Determining:   Long Term Performance Awards.

Target:   For fiscal year 2021, the Company’s target is to rank within the 50th percentile in same store NOI growth relative to the SNL U.S. Multifamily REIT Index.

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

For Use in Determining:   Annual Cash Bonuses.

Target:   For fiscal year 2021, the Company’s target is to be on budget for its development projects.

(d)	Redevelopment Projects: Return on Investment (IRR)

Why is this metric important?   This metric focuses on the Company’s return on investment with respect to its redevelopment projects, and was designed to ensure our NEOs and other executive officers remain focused on maximizing return on the Company’s value-added investments.

For Use in Determining:   Annual Cash Bonuses and Long Term Performance Awards.

Target:   For fiscal year 2021, the Company’s target is to achieve an internal rate of return of 20% on its redevelopment projects.

(e)	Capital Raising

Why is this metric important?  The Company’s raising of capital is important to its achievement of growth and ability to execute on its business plan. This metric was designed to ensure our NEOs and other executive officers remain focused on the Company’s raise of capital in support of such growth and execution.

For Use in Determining:   Annual Cash Bonuses.

Target:   For fiscal year 2021, the Company’s target is to raise $175 million in capital during 2021.

(f)	Total Investment Activity (Acquisitions/Dispositions)

Why is this metric important?  This metric was designed to ensure our NEOs and other executive officers remain focused on the growth of the Company’s asset base, as well as the enhancement of the quality of its portfolio as a whole.

For Use in Determining: Annual Cash Bonuses.

Target: For fiscal year 2021, the Company’s target was to have investment activity of $500 million in 2021.

(E) Executive Compensation Metrics: Subjective Performance Criteria. When assessing the subjective component in determining Annual Cash Bonuses and/or Long Term Performance Awards for our NEOs for each fiscal year, the compensation committee takes into consideration the Company’s overall performance, each NEO’s individual performance outside of the objective performance criteria established by the compensation committee, and each NEO’s individual contributions to the Company’s overall success in significant areas based upon the executive’s position and responsibilities as they related to the Company’s overall business plan. When assessing the individual performance component with respect to the Company’s other NEOs, the compensation committee also considers the input of Mr. Kamfar, which the compensation committee believes to be valuable given Mr. Kamfar’s knowledge of the Company’s operations, the day-to-day responsibilities and performance of its other NEOs, the real estate industry generally and the markets in which the Company operates. Finally, the compensation committee may also consider certain key performance accomplishments during the relevant performance period in assessing the subjective component of each NEO’s performance. In determining (i) Annual Cash Bonuses, and (ii) the number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of the Long Term Performance Awards for fiscal year 2021, the key performance accomplishments to be considered by the compensation committee will vary by performance period.

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

(G) Post-Termination Compensation.  The Executive Agreements with our NEOs and other executive officer provide for payments and other benefits if the executive officer’s employment terminates under specified circumstances. See “Executive Officer Compensation Tables—Narrative Discussion of Summary Compensation Table—Executive Agreements with our NEOs” and “Executive Officer Compensation Tables—Potential Payments upon Termination or Change in Control” for a description of these termination and severance benefits with our NEOs.

2021 Compensation Decisions

2021 Base Salary/Base Payment.  For fiscal year 2021, the compensation committee set the base salaries or base payment, as applicable, of our current NEOs as set forth in the table below:

2021 Base
Salary/Base
Name and Principal Position	Payment
R. Ramin Kamfar, Chief Executive Officer	$600,000
James G. Babb, III, Chief Strategy Officer	$325,000
Jordan B. Ruddy, Chief Operating Officer and President	$350,000
Michael L. Konig, Chief Legal Officer and Secretary	$325,000
Ryan S. MacDonald, Chief Investment Officer	$450,000
Christopher J. Vohs, Chief Financial Officer and Treasurer	$280,000

In January 2021, the compensation committee approved, and each of Mr. Kamfar and Mr. Ruddy executed a Sixth Side Letter to their Executive Agreement to reflect their prospective election to receive, (a) for each quarter of fiscal year 2021, (i) 98.0% of the portion of the 2021 base salary payable to Mr. Kamfar for such period, and (ii) 83.0% of the portion of the 2021 base salary payable to Mr. Ruddy for such period, in the form of LTIP Units rather than in cash; in each case, with the remainder payable in cash. The number of LTIP Units granted to each of Mr. Kamfar and Mr. Ruddy on the applicable date of grant for each such period was determined by dividing the dollar value of each such grant by the weighted average closing price of a share of Class A common stock for the twenty (20) trading days preceding the applicable date of grant.  The payment of the 2021 base salaries to each of Mr. Kamfar and Mr. Ruddy primarily in the form of Company equity rather than in cash reflected a change in the form of payment only.  The amounts of Mr. Kamfar and Mr. Ruddy’s respective 2021 base salaries as set forth in the table above remained unchanged.

2021 Annual Cash Bonuses.  For fiscal year 2021, the compensation committee has determined that 75% of the Annual Cash Bonus for which each of our NEOs would be eligible would be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon subjective performance criteria.

In recognition of the Company’s greater emphasis during 2021 on growth in its asset base, execution on its business plan and enhancement of its portfolio as a whole, the compensation committee elected to revise the objective performance criteria applicable to the Annual Cash Bonuses, to replace the “TSR vs. SNL U.S. REIT Multifamily Index Peer Group” and “Total Asset Growth vs. SNL U.S. REIT Multifamily Index Peer Group” criteria (which, for fiscal year 2020, had each been weighted at 25%) with the new “Capital Raising” and “Total Investment Activity” criteria (which, were not utilized for fiscal year 2020), both of which were weighted at 25%.  For fiscal year 2021, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels were thus as follow:

2021 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Capital Raising*	25.00%	$124 million	$175 million	$225 million
Development Projects: Budget Performance vs. Target	25.00%	3% Over	On Budget	3% Under
Redevelopment Projects: Return on Investment (IRR)*	25.00%	15% ROI	20% ROI	25% ROI
Total Investment Activity (Acquisitions/Dispositions)*	25.00%	$400 million	$500 million	$600 million

*   For performance between achievement levels, the award will be determined by linear interpolation.

Each component of the 2021 objective performance criteria was weighted as indicated above. For fiscal year 2021, the target amount of each executive officer’s Annual Cash Bonus was equal to the 2021 Base Salary or 2021 Base Payment (as applicable) of each such executive officer (50% of the 2021 Base Salary for Mr. Vohs).  For achievement of the threshold level, 50% of the target amount of each such executive’s Annual Cash Bonus can be earned (35% for Mr. Vohs); for achievement of the target level, 100% can be earned (50% for Mr. Vohs); and for achievement of the maximum level, 150% can be earned (75% for Mr. Vohs). If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component.  In December 2020, each NEO other than Mr. Vohs executed a Fourth Side Letter to their Executive Agreement to reflect their prospective election to receive any Annual Cash Bonus earned for 2021 in the form of LTIP Units, rather than in cash.  The actual amounts of such Annual Cash Bonuses for the year ended December 31, 2021 will be determined by the compensation committee in April 2022, in its reasonable business judgment and based on (i) its review of the Company’s performance with respect to the objective performance criteria set forth immediately above and further described above under “Executive Compensation Metrics: Objective Performance Criteria,” and (ii) its subjective evaluation of the performance of each such executive officer based on the factors described above under “Executive Compensation Metrics: Subjective Performance Criteria.”  The Annual Cash Bonuses for fiscal year 2021 will be payable by April 15, 2022.

2021 Annual LTIP Awards.  Pursuant to the Executive Agreements of our NEOs, on January 1, 2021, the Company granted the following Annual LTIP Awards for fiscal year 2021: 121,568 LTIP Units to Mr. Kamfar; 23,011 LTIP Units to Mr. Babb; 43,417 LTIP Units to Mr. MacDonald; 36,905 LTIP Units to Mr. Ruddy; 8,683 LTIP Units to Mr. Vohs; and 32,563 LTIP Units to Mr. Konig. The amount of each such Annual LTIP Award was determined by dividing (x) $1,400,000 for Mr. Kamfar, $265,000 for Mr. Babb, $500,000 for Mr. MacDonald, $425,000 for Mr. Ruddy, $100,000 for Mr. Vohs, and $375,000 for Mr. Konig, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. The number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect of each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements.

2021 Long Term Performance Awards. For fiscal year 2021, the compensation committee has determined that 75% of the Long Term Performance Award for which each of our NEOs would be eligible would be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon the subjective performance criteria described above under “Executive Compensation Metrics: Subjective Performance Criteria.”

The compensation committee determined that the objective performance criteria applicable to the Long Term Performance Awards for 2020, and the weighting thereof, remained appropriate for use as the objective performance criteria applicable to the Long Term Performance Awards for 2021, and the weighting thereof. The objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels will thus be as follow:

2021 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index*	40.00%	25th Percentile	50th Percentile	75th Percentile
Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index*	30.00%	25th Percentile	50th Percentile	75th Percentile
Redevelopment Projects – Return on Investment (IRR)*	30.00%	15% ROI	20% ROI	25% ROI

*    For performance between achievement levels, the award will be determined by linear interpolation.

Each component of the 2021 objective performance criteria was weighted as indicated above. For achievement of the threshold level, 50% of the weighted portion of each executive’s target Long Term Performance Award (i.e., 50% of the weighted portion of their Annual LTIP Award) could be earned; for achievement of the target level, 100% could be earned; and for achievement of the maximum level, 200% could be earned. If performance for a component of the objective performance criteria was below the threshold level, no bonus would be earned for that component.

Pursuant to the Executive Agreements of our NEOs, on January 1, 2021, the Company granted the following Long Term Performance Awards for fiscal year 2021: 243,136 LTIP Units to Mr. Kamfar; 46,022 LTIP Units to Mr. Babb; 86,834 LTIP Units to Mr. MacDonald; 73,809 LTIP Units to Mr. Ruddy; 17,367 LTIP Units to Mr. Vohs; and 65,126 LTIP Units to Mr. Konig. The number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon (i) the achievement, over the three-year performance period, of the objective Company performance criteria and targets set forth immediately above and further described above under “Executive Compensation Metrics: Objective Performance Criteria,” and (ii) the compensation committee’s subjective evaluation of the performance of each such NEO during such time period based on the factors described above under “Executive Compensation Metrics: Subjective Performance Criteria.”

Say-on-Pay Vote

At our 2021 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on a non-binding, advisory basis, the compensation of our NEOs. A substantial majority of our stockholders (95.40%) that voted at the 2021 annual meeting of stockholders approved the compensation of our NEOs as described in our proxy statement, which included both the annual salaries for each NEO for 2020, as well as the formulas for the calculation of each element of incentive compensation for which our NEOs were eligible for 2020. In evaluating and establishing the compensation program for our NEOs for 2021, our compensation committee reviewed these results and took into consideration the strong support of our stockholders for our executive compensation policies evidenced by this advisory “say-on-pay” vote. The compensation committee will also carefully consider the results of future advisory votes on executive compensation, along with other expressions of stockholder views it receives on specific policies and desirable actions.  Our next say-on-pay vote is scheduled for our 2022 annual meeting of stockholders.

Say-on-Frequency Vote

At our 2020 annual meeting of stockholders, we provided our stockholders with the opportunity to vote, on a non-binding, advisory basis, for their preference as to how frequently we should seek future advisory “say-on-pay” votes on the compensation of our NEOs.  Of our stockholders who voted on this 2020 “say-on-frequency” measure, a majority (66.48%) recommended that we hold an advisory say-on-pay vote on the compensation of our NEOs every year. As a result of this vote, our next advisory say-on-pay vote was scheduled for our 2021 annual meeting of stockholders. Our next say-on-frequency vote is scheduled for our 2026 annual meeting of stockholders.

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

On July 23, 2020, our Board adopted, and on September 8, 2020 our stockholders approved, the fourth amendment and restatement of the 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan,” and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans.  Under the Fourth Amended 2014 Incentive Plans, we have authorized an additional 3,000,000 shares of Class A common stock, for an aggregate 6,800,000 shares of our common stock for issuance. As of March 7, 2022, there were 1,654,860 shares available for future issuance.

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

Any shares owned directly or indirectly (including shares owned in trust and including restricted stock) by the executive officer or director, or his or her spouse or minor children, constitute qualifying shares that count toward satisfaction of the stock ownership guidelines. Deferred or restricted stock units, OP Units and LTIP Units (with each such OP Unit and LTIP Unit counting as, and having a value equivalent to, one share of our Class A Common Stock) owned by the executive officer or director also constitute qualifying shares that count toward satisfaction of the stock ownership guidelines. Shares underlying stock options do not count toward satisfaction of the stock ownership guidelines.

As of December 31, 2021, all of our directors and executive officers were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.

Pledging Policy

On July 23, 2020, our Board adopted an Amended & Restated Pledging Policy Regarding Company Securities (the “Pledging Policy”).

The Pledging Policy is designed to achieve the following goals:

●	Prohibit any pledging by executive officers or directors for the purpose of hedging the pledgor’s exposure to fluctuations in the Company’s stock price.
●	Strictly limit the amount of leverage allowed on executive officer or director loans from third parties, for which a portion of their equity securities have been pledged as collateral, to protect the Company and its stockholders from potential risks associated with a forced sale by the lender.
●	Require audit committee pre-certification and pre-approval prior to the entry by any executive officer or director into any proposed loan or other arrangement requiring the pledging of Company securities.
●	Foster and encourage our executive officers and directors to maintain and increase their equity ownership levels well above the levels mandated by the Company’s Stock Ownership Guidelines, thereby strengthening the alignment of their economic interests in the Company with those of stockholders, in part permitting them, subject to strict leverage restrictions, pre-approval and ongoing audit committee monitoring and oversight addressed above, to pledge a limited amount of their Company equity to secure loans. Such limited pledging offers them access to liquidity, for purposes other than to serve as a hedge, and provides them with an alternative to the sale of such Company equity and the resulting, undesirable reduction in equity ownership and dilution of alignment of interests with stockholders.

Historically, our executive officers and directors have held significant and ever-increasing amounts and percentages of the Company’s equity securities, which holdings have consistently increased over time. Our Board has fostered and encouraged such high levels of equity ownership in the interest of providing the strongest-possible incentive to align the interests of our executive officers and directors with those of stockholders. Our board of directors has facilitated these objectives by heavily weighting the compensation to our executive officers and directors in the form of Company equity, including through the payment of substantially all consideration in connection with the Company’s Internalization in Company equity rather than in cash, our compensation committee structuring the Company’s executive compensation program using Company equity as significant components of their base and incentive compensation, and through its support for the prospective election made by certain of our executive officers to receive not only their incentive compensation for 2019, 2020 and 2021, but also, in the cases of our Chief Executive Officer and our President, their respective base salaries for 2020 and 2021, primarily (if not entirely) in the form of restricted shares of our Class A Common Stock or LTIP Units rather than in cash. Our Board believes that an absolute prohibition on pledging would run counter to these longstanding objectives, with the unintended and undesirable consequence of leaving our executive officers and directors with no means of accessing legitimate liquidity needs, other than by the sale of their Company securities holdings.

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

The Pledging Policy strictly limits pledges by our executive officers and directors, subject to audit committee oversight, to only those Company securities they hold in excess of the Stock Ownership Guidelines applicable to them (such excess, to the extent pledged, the “Pledged Shares”). The Pledging Policy requires executive officers and directors to pre-certify and obtain pre-approval from the audit committee for any such new pledging arrangement, and requires re-certification to the audit committee of compliance with the Pledging Policy with respect to existing pledging arrangements. In addition, the Pledging Policy requires all pledgors to annually certify to the audit committee his or her ongoing compliance therewith.

The Pledging Policy further limits the number of permitted Pledged Shares by setting a maximum leverage rate of thirty percent (30%), such that the number of Pledged Shares cannot exceed, on an annual basis, thirty percent (30%) of the time-weighted value of the lender’s entire collateral package, inclusive of the Pledged Shares.

The audit committee monitors compliance with the Pledging Policy by requiring certain certifications from each executive officer or director with a new or existing loan secured in part by Pledged Shares. Prior to entering into any such new pledge, an executive officer or director must certify to the audit committee that the pledge is limited to only such Company securities held in excess of the applicable Stock Ownership Guidelines, and that its sole purpose is not to serve as a hedging arrangement. With respect to previously existing pledge arrangements, promptly following adoption of the Pledging Policy, each executive officer or director must certify to the audit committee that its existing pledge arrangement is not for the sole purpose of serving as a hedging arrangement. In addition, within ten (10) days following each annual meeting of the Company’s stockholders, each pledgor must certify to the audit committee that its Pledged Shares comprised thirty percent (30%) or less of the time-weighted value of the creditor’s collateral package, inclusive of the Pledged Shares.

The Pledging Policy’s restrictions, structuring and certification obligations are intended to mitigate the risks from a forced sale due to a default under the subject loan or as a result of a decline in the market price of our Class A Common Stock, should such market price be the valuation parameter applicable to the lender’s collateral package. First, even if an event occurred that would enable a lender to exercise forced sale rights, the fact that the Pledged Shares are limited to 30% of the time-weighted collateral package means that the lender should have other sources of collateral with which to cover its loan, and thus may not pursue a forced sale, even if authorized to do so. Further, to the extent that the subject loan has covenants tied to the value of its overall collateral package, valuing the Pledged Shares according to the market price of our Class A Common Stock mitigates the risk related to even a precipitous drop in such market price, as such a drop might not result in a significant reduction in the value of the lender’s overall collateral package to the point of causing a default, in which case, all else being equal, the lender would not have a forced sale right at all.

Neither the general market decline in connection with the COVID-19 pandemic, nor the related decline in the closing price per share of our Class A Common Stock by approximately 66% between March 6, 2020 and April 3, 2020, resulted in the forced sale or any other negative event with respect to any Pledged Shares. We believe the absence of such an effect, particularly given the historically severe impact on the market that COVID-19 has had, demonstrates that the safeguards structured into the Pledging Policy to mitigate risk were effective and operated as intended to protect the interests of the Company and our stockholders against a forced sale.

The Pledging Policy simultaneously fulfills the objectives and strategy of the Board to further the alignment of stockholder interests by heavily weighting the compensation of our executive officers and directors in Company equity, while recognizing their legitimate need to access liquidity from their earned equity if desired, providing them with a method to do so without having to sell their equity to access that liquidity, thereby reducing their ownership and diluting their alignment with stockholder interests.

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

As a result of this process, the compensation committee has concluded that while a significant portion of the Company’s compensation program for its NEOs and other executive officer is performance-based, the program does not encourage excessive or unnecessary risk-taking. The compensation committee further concluded that the Company’s policies and procedures largely achieve the appropriate balance between the Company’s annual goals and its long-term financial success and growth. While risk-taking is a necessary part of the growth of any business, the compensation committee focuses on aligning the Company’s compensation policies with its long-term interests, and on avoiding short-term rewards for management decisions that could pose long-term risks to the Company, including as follows:

●	Use of Long-Term Compensation. In order to more closely align the interests of the Company’s NEOs and other executive officer with those of its stockholders, more than half of the total compensation payable or potentially payable to our NEOs and other executive officer is non-cash compensation in the form of long-term equity-based awards. This structure is also intended to maximize retention, as such equity-based awards are subject to either time- or performance-based vesting, generally over a period of at least three years (subject to accelerated vesting upon certain terminations of the holder’s employment as described under “Potential Payments Upon Termination or Change-in-Control” below). Such vesting periods encourages our NEOs and other executive officer to focus on sustaining the Company’s long-term performance. Grants of such long-term equity-based awards are typically made annually, so our NEOs and other executive officer generally have unvested awards that could decrease significantly in value if the Company’s business is not managed for the long-term.
●	Stock Ownership Guidelines. The Board has implemented stock ownership guidelines for our NEOs and other executive officer, which are described above under “Stock Ownership Guidelines.” The compensation committee believes that significant ownership of the Company’s common stock by its NEOs and other executive officer helps to align the interests of the Company’s management with those of its stockholders, and is consistent with the Company’s commitment to sound corporate governance. As of December 31, 2021, all of our NEOs and our other executive officer were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.
●	Pledging Policy. The Board has adopted a pledging policy, which is described above under “Pledging Policy.” The pledging policy prohibits the Company’s executive officers and directors from pledging, or otherwise using as collateral to secure any loan or other obligation, any Company securities that such executive officer or director is required to hold pursuant to the Company’s Stock Ownership Guideline. To encourage our executive officers and directors to continue to hold Company securities currently owned by them that are in excess of the amounts required under the Stock Ownership Guidelines, and to encourage them to increase such ownership over time, our executive officers and directors are permitted to pledge only such Company securities held in excess of the Stock Ownership Guidelines applicable to such executive officer or director and subject to certain restrictions and limitations.
●	Anti-Hedging Policy. The Board has adopted an insider trading policy that expressly prohibits our directors, officers and employees from engaging in any of the following hedging transactions with respect to any of our securities at any time: short sales (including short sales “against the box”); buying or selling puts or calls; buying financial instruments designed to hedge or offset any decrease in the market value of our securities owned by the individual directly or indirectly, including prepaid variable forward contracts, equity swaps, collars and exchange funds; and frequent trading to take advantage of fluctuations in share price.

●	Clawback Policy. The compensation committee has also adopted a policy on the clawback of incentive compensation, which is described above under “Clawback Policy.” Under the clawback policy, if the Company is required to restate its financial results due to material noncompliance with any financial reporting requirement under the U.S. federal securities laws (whether or not based on fraud or misconduct) and the Board or the compensation committee has not determined that such restatement is subject to certain exceptions, the Company may recover certain excess incentive-based compensation (including equity and equity-based compensation) that is paid, issued or vests based on the achievement of performance objectives and that is granted on or after the policy’s effective date to current or former NEOs or other executive officer while an NEO or other executive officer.
●	Performance Metrics. The compensation committee further believes in linking pay with performance. In 2021 (as in 2020 and 2019), the Company used a variety of quantifiable performance metrics for its annual incentive programs, which are described in more detail under “Compensation Discussion and Analysis—Elements of Compensation and 2021 Compensation Decisions.”

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

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee during the fiscal year ended 2021 were Romano Tio, Elizabeth Harrison and I. Bobby Majumder, each of whom is an independent director. None of these directors has at any time served as an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or compensation committee. Accordingly, during 2021 there were no interlocks with other companies within the meaning of the SEC’s rules.

EXECUTIVE OFFICER COMPENSATION TABLES

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our NEOs in 2021, 2020 and 2019.

						Non-Equity
					Stock	Incentive Plan	All Other
		Salary		Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)		($)(1)	($)(2)	($)(3)	($)	($)
R. Ramin Kamfar	2021	600,000	(4)	—	2,733,864	—	—	3,333,864
Chairman and CEO	2020	400,000		549,750	2,410,455	—	—	3,360,205
	2019	400,000		500,400	1,375,592	—	—	2,275,992
Jordan B. Ruddy	2021	350,000	(4)	—	829,927	—	—	1,179,927
President and	2020	300,000		412,313	723,135	—	—	1,435,448
COO	2019	300,000		375,300	502,805	—	—	1,178,105
James G. Babb, III	2021	325,000		—	517,479	—	—	842,479
Chief Strategy Officer	2020	325,000		385,735	511,018	—	—	1,221,753
	2019	325,000		406,575	502,805	—	—	1,234,380
Ryan S. MacDonald	2021	450,000		—	976,377	—	—	1,426,377
Chief Investment Officer	2020	325,000		446,672	964,178	—	—	1,735,850
	2019	300,000		375,300	502,805	—	—	1,178,105
Christopher J. Vohs	2021	280,000		—	195,272	—	—	475,272
Chief Financial Officer and Treasurer	2020	262,500		163,980	160,051	—	—	586,531
	2019	250,000		156,375	149,422	—	—	555,797
Michael L. Konig*	2021	325,000		—	732,288	—	—	1,057,288
Chief Legal Officer and Secretary	2020	300,000		374,813	723,135	—	—	1,397,948
	2019	300,000		375,300	502,805	—	—	1,178,105

*    Pursuant to a Services Agreement with his wholly-owned law firm, K&A.

(1)	Each executive officer is eligible for an annual cash incentive bonus for the year ended December 31, 2021. The amounts of such bonuses are not calculable through the latest practicable date, but will be determined by the compensation committee, in its reasonable business judgment and based on its review of the Company’s performance and the performance of each such executive officer during that time period, in April 2022. The annual cash incentive bonuses will be payable by April 15, 2022.

In December 2019, each of our current NEOs other than Mr. Vohs executed a side letter to their Employment or Services Agreement (as applicable) to reflect their prospective election to receive any Annual Cash Bonus for 2020 in the form of LTIP Units, rather than in cash.  On March 25, 2021, the Company granted the following LTIP Units in lieu of the executive’s 2020 cash bonus: 48,939 LTIP Units to Mr. Kamfar; 36,705 LTIP Units to Mr. Ruddy; 34,339 LTIP Units to Mr. Babb; 39,763 LTIP Units to Mr. MacDonald; and 33,366 LTIP Units to Mr. Konig, which LTIP Units are shown on the “Grants of Plan-Based Awards for 2021” table.

(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the full grant date fair value of LTIP Unit awards issued to the executives in 2019, 2020 and 2021. In accordance with SEC disclosure requirements, the amounts for 2019, 2020 and 2021 include the full grant date fair value of awards issued under the Incentive Plans. The grant date fair value is computed in accordance with FASB ASC 718, “Compensation-Stock Compensation,” or “ASC 718.”

The actual value of awards with respect to these awards are contingent on continued employment and assumes target performance had been achieved under any long term performance awards.  The amounts for 2019 were previously reported assuming maximum performance and have been restated to reflect target performance.

(3)	The executive officers did not receive any non-equity incentive plan compensation in 2021.
(4)	On January 15, 2021, the Compensation Committee approved, and each of Mr. Kamfar and Mr. Ruddy formally elected and agreed to receive, and the Company agreed to pay, (a) 98.0% of the base salary of Mr. Kamfar for the fiscal year ending December 31, 2021, and (b) 83.0% of the base salary of Mr. Ruddy for such fiscal year, in Company equity rather than in cash, as more specifically set forth therein. The number of LTIP Units granted to each of Mr. Kamfar and Mr. Ruddy on the grant dates were determined by dividing the dollar value of each such grant by the volume weighted average closing price of a share of the Company’s Class A common stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the grant dates, which shares of Class A common stock or LTIP Units are shown on the “Grants of Plan-Based Awards for 2021” table.

Grants of Plan-Based Awards for 2021

Estimated Future Payouts Under Equity Incentive Plan Awards

						All Other Stock	Grant Date Fair
						Awards: Number of	Value of Stock
						Shares of Stock or	and Option
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)(1)
R. Ramin Kamfar	1/1/2021	(2)	—	—	—	121,568	$1,400,001
	1/1/2021	(3)	60,784	121,568	243,136	—	1,333,862
	2/16/2021	(4)				13,174	147,009
	3/25/2021	(5)				48,939	549,751
	5/11/2021	(4)				15,532	147,009
	8/3/2021	(4)				12,857	147,002
	11/9/2021	(4)				10,612	147,013
Jordan B. Ruddy	1/1/2021	(2)	—	—	—	36,905	$425,005
	1/1/2021	(3)	18,452	36,905	73,809	—	404,922
	2/16/2021	(4)				6,509	72,634
	3/25/2021	(6)				36,705	412,322
	5/11/2021	(4)				7,674	72,634
	8/3/2021	(4)				6,352	72,626
	11/9/2021	(4)				5,243	72,634
James G. Babb III	1/1/2021	(2)	—	—	—	23,011	$264,999
	1/1/2021	(3)	11,506	23,011	46,022	—	252,480
	3/25/2021	(6)				34,339	385,744
Ryan S. MacDonald	1/1/2021	(2)	—	—	—	43,417	$499,999
	1/1/2021	(3)	21,709	43,417	86,834	—	476,378
	3/25/2021	(6)				39,763	446,674
Christopher J. Vohs	1/1/2021	(2)	—	—	—	8,683	$99,995
	1/1/2021	(3)	4,342	8,684	17,367	—	95,277
Michael L. Konig	1/1/2021	(2)	—	—	—	32,563	$375,002
	1/1/2021	(3)	16,282	32,563	65,126	—	357,286
	25-03-2021	(6)				33,366	374,814
(1)	The amounts presented in this column represent the full grant date fair value of equity awards (calculated pursuant to FASB ASC Topic 718) granted to the Named Executive Officers in 2021. Pursuant to the rules and regulations of the SEC, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value, including the impact of estimated forfeitures related to service-based vesting conditions, is the amount we would expense in our consolidated financial statements over the award’s vesting schedule. For additional information on our value assumptions, refer to Note 13 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
(2)	Represents long-term incentive plan units (“LTIP Units”) in the Operating Partnership, of which the Issuer is the general partner. Such LTIP Units will vest ratably over a three year period and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.
(3)	Represents Long Term Performance Awards issued in the form of LTIP Units which are subject to a three-year performance period beginning January 1, 2021 and may vest at the end of that period subject to performance criteria and established targets. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.
(4)	Represents LTIP Units issued in lieu of a portion of the NEO’s base salary which are subject to a one-year vesting period. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.

(5)	Represents LTIP Units issued in lieu of cash payment for the NEO’s 2020 cash bonus which are subject to a one-year vesting period. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.
(6)	Represents LTIP Units issued in lieu of cash payment for the NEO’s 2020 cash bonus which vested upon issuance. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.

Outstanding Equity Awards at December 31, 2021

The following table sets forth certain information with respect to outstanding equity awards held by NEOs as of December 31, 2021:

					Equity Incentive Plan
					Awards: Number of	Equity Incentive Plan
				Market Value of	Unearned Shares,	Awards: Market or Payout
			Number of Shares or	Shares or Units of	Units or Other Rights	Value of Unearned Shares,
			Units of Stock That	Stock That Have	That Have Not Vested	Units or Other Rights That
Name	Grant Date		Have Not Vested (#)	Not Vested ($)(1)	(#)	Have Not Vested ($)(1)
R. Ramin Kamfar	1/1/2018	(2)	48,180	1,271,470	—	—
	1/1/2019	(3)	25,418	670,781	—	—
	1/1/2019	(4)	—	—	76,253	2,012,308
	1/1/2020	(3)	69,861	1,843,632	—	—
	1/1/2020	(5)	—	—	104,791	2,765,434
	1/1/2021	(3)	121,568	3,208,180	—	—
	1/1/2021	(5)	—	—	121,568	3,208,180
	2/16/2021	(6)	13,174	347,662	—	—
	3/25/2021	(7)	48,939	1,291,500	—	—
	5/11/2021	(6)	15,532	409,889	—	—
	8/3/2021	(6)	12,857	339,296	—	—
	11/9/2021	(6)	10,612	280,051	—	—

Jordan B. Ruddy	1/1/2018	(2)	24,090	635,735	—	—
	1/1/2019	(3)	9,290	245,163	—	—
	1/1/2019	(4)	—	—	27,871	735,524
	1/1/2020	(3)	20,958	553,082	—	—
	1/1/2020	(5)	—	—	31,438	829,636
	1/1/2021	(3)	36,905	973,923	—	—
	1/1/2021	(5)	—	—	36,905	973,923
	2/16/2021	(6)	6,509	171,773	—	—
	5/11/2021	(6)	7,674	202,517	—	—
	8/3/2021	(6)	6,352	167,629	—	—
	11/9/2021	(6)	5,243	138,363	—	—

James G. Babb III	1/1/2018	(2)	24,090	635,735	—	—
	1/1/2019	(3)	9,290	245,163	—	—
	1/1/2019	(4)	—	—	27,871	735,524
	1/1/2020	(3)	14,811	390,862	—	—
	1/1/2020	(5)	—	—	22,216	586,267
	1/1/2021	(3)	23,011	607,260	—	—
	1/1/2021	(5)	—	—	23,011	607,260

Ryan S. MacDonald	1/1/2018	(2)	24,090	635,735	—	—
	1/1/2019	(3)	9,290	245,163	—	—
	1/1/2019	(4)	—	—	27,871	735,524
	1/1/2020	(3)	27,944	737,442	—	—
	1/1/2020	(5)	—	—	41,917	1,106,176
	1/1/2021	(3)	43,417	1,145,775	—	—
	1/1/2021	(5)	—	—	43,417	1,145,775

Christopher J. Vohs	1/1/2018	(2)	9,634	254,241	—	—
	1/1/2019	(3)	2,761	72,863	—	—
	1/1/2019	(4)	—	—	8,283	218,580
	1/1/2020	(3)	4,639	122,423	—	—
	1/1/2020	(5)	—	—	6,958	183,622
	1/1/2021	(3)	8,683	229,144	—	—
	1/1/2021	(5)	—	—	8,683	229,144

Michael L. Konig	1/1/2018	(2)	24,090	635,735	—	—
	1/1/2019	(3)	9,290	245,163	—	—
	1/1/2019	(4)	—	—	27,871	735,524
	1/1/2020	(3)	20,958	553,082	—	—
	1/1/2020	(5)	—	—	31,438	829,636
	1/1/2021	(3)	32,563	859,338	—	—
	1/1/2021	(5)	—	—	32,563	859,338
(1)	Based upon the closing price of our Class A common stock on December 31, 2021 of $26.39.
(2)	Each LTIP award vests and becomes nonforfeitable as follows: (i) the first, second, third and fourth installments vested on December 31, 2018, and October 31, 2019, 2020, and 2021 respectively, each in the amount of one-fifth (1/5) of the LTIP award and (ii) the fifth installment will vest on the fifth anniversary of October 31, 2017, in an amount equal to one-fifth (1/5) of the LTIP award, subject to continued employment and other conditions.

(3)	The amount of each such LTIP award was determined as set forth above. Each LTIP award vests and becomes nonforfeitable in three equal installments on each anniversary of the date of grant, subject to continued employment and other conditions.
(4)	Each Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume target performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and return on investment on certain redevelopment projects, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period.
(5)	Each Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 200% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume target performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and return on investment on certain redevelopment projects, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period.
(6)	Each LTIP Unit was issued in lieu of a portion of the NEO’s base salary and are subject to a one-year vesting period.
(7)	This Long Term Performance Award was issued in the form of LTIP Units in lieu of cash payment for the NEO’s 2020 cash bonus and is subject to a one-year vesting period.

Stock Vested in 2021

The following table sets forth certain information with respect to the vesting of LTIP Units for each named executive officer during the fiscal year ended December 31, 2021.

	Stock Awards
	Number of Shares	Value Received on
Name	Acquired on Vesting (#)	Vesting ($)(1)
R. Ramin Kamfar	324,439	$3,766,623
Jordan B. Ruddy	205,185	$2,253,202
James G. Babb III	167,843	$1,831,722
Ryan S. MacDonald	172,646	$1,896,039
Christopher J. Vohs	20,591	$269,175
Michael L. Konig	164,991	$1,815,555
(1)	Based on the closing prices on the NYSE American of one share of Class A common stock on each of the vesting dates. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our Class A common stock.

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

Term. The Executive Agreements became effective as of the closing of the Internalization on October 31, 2017.   The Executive Agreements were to continue in effect for an initial term through and including December 31, 2020, subject to automatic renewals of additional successive one-year periods (each a “Renewal Term”) unless either party thereto provides at least sixty (60) days’ advance notice of non-renewal. In connection with the establishment of the compensation structure for our NEOs for fiscal years 2021 and 2022, the compensation committee and the Board evaluated the Executive Agreements and determined their terms and conditions to be consistent with and reflective of the compensation terms established for each of our NEOs for each of 2021 and 2022, and thus approved the automatic renewal of the Executive Agreements, each of which automatically renewed effective as of December 31, 2020 and 2021, respectively, and will continue in effect for a Renewal Term through and including December 31, 2022.  The Executive Agreements provide that each of Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs, and Mr. Konig, each in their respective capacity as executive officers (collectively, for purposes of this section, the “Executive Officers,” and each, an “Executive Officer”) can voluntarily terminate his employment or service for any reason upon 60 days’ notice or by sending a notice of non-renewal to the Company, or may resign for good reason.   The Company may also terminate the Executive Agreements upon the disability of the Executive Officer, and the Executive Officer’s employment or service shall terminate upon such Executive Officer’s death.  The terms “cause,” “disability,” and “good reason,” are discussed in “Potential Payments on Termination or Change-In-Control” below.

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

Compensation.  The Executive Agreements provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, and Mr. Vohs will receive an annual base salary or, in the case of Mr. Konig, an annual base payment, of at least $400,000, $325,000, $300,000, $300,000, $250,000, and $300,000, respectively. Each Executive Agreement provides that each Executive Officer’s base salary or base payment, as applicable, will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Each Executive Agreement further states that each Executive Officer is eligible to receive an annual incentive bonus payable in cash, and annual grants of time- and performance-based equity awards, in each case as described above in “Elements of Executive Compensation” and “2021 Compensation Decisions.” Each Executive Agreement provides that each Executive Officer is entitled to participate in all executive incentive and, and except for Mr. Konig, all employee benefit programs of the Company made available to the Company’s senior executives generally, and to be reimbursed for reasonable and customary expenses related to his employment and to paid vacation in accordance with the Company’s policies.

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

Change in Control/Severance Payment Table as of December 31, 2021

The following table estimates the potential payments and benefits to our Executive Officers upon termination of employment or a change in control of the Company, assuming such event occurs on December 31, 2021. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Items Not Reflected in Table. The following items are not reflected in the table set forth below:

●	Accrued salary, bonus and vacation.
●	Welfare benefits provided to all salaried employees having substantially the same value.

●	Amounts outstanding under the Company’s 401(k) plan.

Change in Control and Severance Payments as of December 31, 2021

		Reason for Termination / Acceleration
				Termination by
				Company without
			Company	cause or by Executive	Change in
Name	Benefit	Disability (1)	non-renewal (2)	for good reason (3)	Control (4)
R. Ramin Kamfar	Cash Severance	$—	$3,375,225	$3,375,225	$3,375,225	(5)
	Acceleration of Share-Based Awards	17,712,023	17,712,023	17,712,023	17,712,023	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	35,394	35,394	35,394
	Total	$17,832,023	$21,122,642	$21,122,642	$21,122,642
Jordan B. Ruddy	Cash Severance	$—	$1,487,613	$1,487,613	$2,231,420	(5)
	Acceleration of Share-Based Awards	5,698,901	5,698,901	5,698,901	5,698,901	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other(8)	—	27,663	27,663	27,663
	Total	$5,818,901	$7,214,177	$7,214,177	$7,957,984
James G. Babb, III	Cash Severance	$—	$1,442,310	$1,442,310	$2,163,465	(5)
	Acceleration of Share-Based Awards	3,981,839	3,981,839	3,981,839	3,981,839	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other(8)	—	35,436	35,436	35,436
	Total	$4,101,839	$5,459,585	$5,459,585	$6,180,740
Ryan S. MacDonald	Cash Severance	$—	$1,721,972	$1,721,972	$2,582,958	(5)
	Acceleration of Share-Based Awards	5,798,331	5,798,331	5,798,331	5,798,331	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	39,630	39,630	39,630
	Total	$5,918,331	$7,559,933	$7,559,933	$8,420,919
Christopher J. Vohs	Cash Severance	$—	$880,355	$880,355	$1,320,533	(5)
	Acceleration of Share-Based Awards	1,344,867	1,344,867	1,344,867	1,344,867	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	35,436	35,436	35,436
	Total	$1,464,867	$2,260,658	$2,260,658	$2,700,836
Michael L. Konig	Cash Severance	$—	$1,400,113	$1,400,113	$2,100,170	(5)
	Acceleration of Share-Based Awards	4,832,121	4,832,121	4,832,121	4,832,121	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	30,219	30,219	30,219
	Total	$4,952,121	$6,262,453	$6,262,453	$6,962,510
(1)	Each Executive Agreement provides that the Company may terminate the Executive Officer’s employment, to the extent permitted by applicable law, if the Executive Officer (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company, or a disability. If the Company terminates the Executive Officer’s employment for disability, the Executive Officer will be entitled to receive the following:
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

(C)Vested benefits, if any, to which the Executive Officer may be entitled under the Company’s employee benefit plans as provided under his Executive Agreement (payable in accordance with the applicable employee benefit plan), and directors and officers liability coverage pursuant to the applicable provisions of the Executive Agreement for actions and inactions occurring during the term of such agreement, and continued coverage for any actions or inactions by the Executive Officer while providing cooperation under the Executive Agreement (all such benefits set forth under subsection (A) through (C) to this footnote (1), collectively, the “Accrued Benefits”); and
(D)The Executive Officer's outstanding equity awards (x) that are subject solely to time-based vesting conditions shall become fully vested as of Executive Officer's date of termination for disability and (y) that are subject to performance-based vesting conditions, will vest if and to the extent the applicable performance-based conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, however, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the date of termination of Executive Officer's employment.
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

(5)	Amount reflects the occurrence of a Change in Control and, (A) upon or within 18 months thereafter, (i) the Company’s termination of the Executive Officer’s employment or service without “cause” or (ii) the Executive Officer’s termination of his employment or service for “good reason,” and (B) the Executive Officer’s satisfaction of the Release Requirement, thereby triggering, under the Executive Agreement of each of Messrs. Babb, MacDonald, Ruddy, Vohs and Konig, a cash severance payment calculated using a Severance Multiple of three rather than two.
(6)	Amount reflects accelerated vesting of (i) all Time-Based Awards outstanding as of 12/31/21, and (ii) approximately (a) 60% of Performance Awards outstanding for Mr. Kamfar, (b) 55% of Performance Awards outstanding for Mr. Ruddy; (c) 60% of Performance Awards outstanding for Mr. Babb; (d) 54% of Performance Awards outstanding for Mr. MacDonald; (e) 58% of Performance Awards outstanding for Mr. Vohs; and (f) 57% of Performance Awards outstanding for Mr. Konig, as of 12/31/2021.
(7)	$120,000 represents the maximum amount paid under the Company’s Long-Term Disability Plan to an employee if disabled for 90 consecutive days and the employee was eligible to receive the long-term disability payments. $120,000 represents the aggregate of maximum monthly payments of $2,000 payable as a long-term disability benefit for a maximum of 5 years or to age 70 (such payments would continue for the length of the disability).
(8)	Represents COBRA payments for a maximum of 18 months.

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

CEO Pay Ratio

The amount earned in 2021 by our Chief Executive Officer with respect to the annual cash incentive bonus (the “Annual Cash Bonus”) for the year ended December 31, 2021 is not calculable as of the date of this Annual Report on Form 10-K, because the final performance data for the 2021 performance period used in determining the amount of such Annual Cash Bonus was not yet available as of the date hereof.  For this reason, pursuant to Instruction 6 to Item 402(u) of Regulation S-K, we have omitted the CEO pay ratio disclosure required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K from this Annual Report on Form 10-K. We expect to determine the amount payable to our Chief Executive Officer with respect to such Annual Cash Bonus in April 2022, and will include such amount, and the required CEO pay ratio disclosure, in a Current Report on Form 8-K to be filed no later than four business days after our compensation committee approves the Chief Executive Officer’s Annual Cash Bonus, if any, for the year ended December 31, 2021.

Compensation of Directors

During 2021, the independent directors’ compensation consisted of cash and equity retainers amounting to $55,000 and $85,000, respectively. In addition, the lead independent director, the audit committee chairman, the compensation committee chairman, investment committee chairman and the nominating & corporate governance chairman received annual retainers of $25,000, $20,000, $15,000, $15,000 and $12,500, respectively. Each member of the audit committee, the compensation committee, the nominating & corporate governance committee and the investment committee received annual retainers of $10,000, $10,000, $7,500 and $5,000, respectively. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2021 (amounts in thousands).

	Fees Paid
	in Cash in	LTIP Unit
Name	2021	Awards(1)	Total
Elizabeth Harrison(2)	$70	$94	$164
Kamal Jafarnia(3)	73	94	167
I. Bobby Majumder(4)	123	94	217
Romano Tio(5)	103	94	197
R. Ramin Kamfar	—	—	—
(1)	Reflects 7,381 LTIP Units granted under the Fourth Amended 2014 Individuals Plan to Ms. Harrison, Mr. Jafarnia, Mr. Majumder and Mr. Tio, each a non-employee director. The amounts reported for each non-employee director reflect the grant date fair value of the award based on the closing price of the shares on January 1, 2021 (i.e. $12.67).
(2)	Includes standard Board retainer of $55,000, compensation committee member retainer of $10,000, and investment committee member retainer of $5,000.
(3)	Includes standard Board retainer of $55,000, audit committee member retainer of $10,000, and nominating and corporate governance committee member retainer of $7,500.
(4)	Includes standard Board retainer of $55,000, lead independent director retainer of $25,000, audit committee chairman retainer of $20,000, compensation committee member retainer of $10,000 and nominating committee chairperson retainer of $12,500.

(5)	Includes standard Board retainer of $55,000, compensation committee chairman retainer of $15,000, audit committee member retainer of $10,000, investment committee chairman retainer of $15,000, and nominating committee member retainer of $7,500.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The table below sets forth, as of March 7, 2022, certain information regarding the total beneficial ownership of shares of our Class A Common Stock, shares of our Class C Common Stock, and shares of our Class A Common Stock issuable upon redemption of OP Units and LTIP Units, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (2) each of our directors and named executive officers, and (3) all of our directors and named executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of Common Stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, vesting or other rights (as set forth above) held by that person that are exercisable or will become exercisable or vest within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

		Amount and
		Nature of
	Title of Class of	Beneficial	Percent of	Amount of	Percent of
Name of Beneficial Owner	Securities Owned	Ownership	Class(7)	Beneficial Ownership	Common Stock(8)
Executive Officers and Directors:(1)(7)
R. Ramin Kamfar	Class A Common Stock	26,241	*	70,242	*
	Class C Common Stock	41,979	54.80%
	OP Units(3)	1,956	*
	LTIP Units(2)(3)	66	*
Jordan B. Ruddy	Class A Common Stock	14,563	*	76,896	*
	Class C Common Stock	8,670	11.32%
	OP Units(5)	20,284	*
	LTIP Units(4)(5)	33,379	1.13%
James G. Babb	Class A Common Stock	11,980	*	945,972	2.48%
	Class C Common Stock	10,916	14.25%
	OP Units	633,250	10.76%
	LTIP Units(4)	289,826	9.83%
Ryan S. MacDonald	Class C Common Stock	2,729	3.56%	414,715	1.09%
	OP Units	167,289	2.84%
	LTIP Units(4)	244,697	8.30%
Christopher J. Vohs	Class A Common Stock	2,575	*	66,824	*
	LTIP Units(4)	64,249	2.18%
Michael L. Konig	Class A Common Stock	720,647	2.46%	729,317	1.91%
	Class C Common Stock	8,670	11.32%
Elizabeth Harrison, Independent Director	LTIP Units	28,054	*	28,054	*
Kamal Jafarnia, Independent Director	LTIP Units	20,982	*	20,982	*
I. Bobby Majumder, Independent Director	Class A Common Stock	14,225	*	47,877	*
	LTIP Units	33,652	1.14%
Romano Tio, Independent Director	Class A Common Stock	27,244	*	60,896	*
	LTIP Units	33,652	1.14%
All named executive officers and Directors as a Group(4)(7)		2,461,775	6.45%	2,461,775	6.45%
5% Stockholders:
None.

*   Less than 1%.

(1)	The address of each beneficial owner listed is 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105.
(2)	Totals do not include 236,594 remaining unvested LTIP Units issued to Mr. Kamfar pursuant to his Executive Agreement, which will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions. 185,839 of the remaining unvested LTIP Units reflected are pledged as security in connection with third-party loans.
(3)	On September 23, 2020, for estate planning purposes, Mr. Kamfar transferred 4,317,840 OP Units and 1,658,404 LTIP Units to an irrevocable trust of which members of his immediate family are the beneficiaries and of which Mr. Kamfar is neither a trustee nor a beneficiary. On November 8, 2021, for estate planning purposes, Mr. Kamfar transferred an aggregate of 1,035,163 LTIP Units to irrevocable trusts of which members of his immediate family members are the beneficiaries and of which Mr. Kamfar is neither a trustee nor a beneficiary.
(4)	Totals do not include the following remaining unvested LTIP Units issued to each such executive officer pursuant to their Executive Agreement: (a) 133,819 unvested LTIP Units issued to Mr. Ruddy; (b) 212,265 unvested LTIP Units issued to Mr. Babb; (c) 342,062 unvested LTIP Units issued to Mr. MacDonald; (d) 73,966 unvested LTIP Units issued to Mr. Vohs; and (e) 273,022 unvested LTIP Units issued to Mr. Konig. The remaining unvested LTIP Units attributable to each such Executive Officer will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.

(5)	On December 22, 2020, for estate planning purposes, Mr. Ruddy transferred 494,588 OP Units to an irrevocable trust of which members of his immediate family are the beneficiaries and of which Mr. Ruddy is neither a trustee nor a beneficiary. On July 14, 2021, for estate planning purposes, Mr. Ruddy transferred 478,881 LTIP Units to an irrevocable trust of which members of his immediate family members are the beneficiaries and of which Mr. Ruddy is neither a trustee nor a beneficiary.
(6)	424,845 OP Units reflected in total are pledged as a security in connection with a third-party loan.
(7)	Numbers and percentages in the table are based on 29,260,629 shares of Class A Common Stock outstanding, 76,603 shares of Class C Common Stock outstanding, 5,884,827 OP Units outstanding and 2,947,233 vested LTIP Units outstanding, in each case as of March 7, 2022, for a total of 38,169,292 shares of Class A Common Stock, Class C Common Stock, OP Units and vested LTIP Units outstanding. Numbers and percentages in the table exclude 2,399,465 unvested LTIP Units outstanding as of March 7, 2022 as set forth in footnote (4) above.

Percentage for all NEOs and directors as a group is based on the combined total of all 38,169,292 shares of Class A Common Stock, Class C Common Stock, OP Units and vested LTIP Units, as each is an equivalent unit of ownership.

(8)	Percent of Common Stock for each executive officer and director is calculated using the combined total of all shares of Class A Common Stock, Class C Common Stock, OP Units and vested LTIP Units owned by each such individual, as each is an equivalent unit of ownership, relative to the combined total of 38,169,292 shares of Class A Common Stock and Class C Common Stock, OP Units, and vested LTIP Units outstanding as of March 7, 2022 (comprised of 29,260,629 shares of Class A Common Stock outstanding, 76,603 shares of Class C Common Stock outstanding, 5,884,827 OP Units outstanding, and 2,947,233 vested LTIP Units outstanding). Further, the number of vested LTIP Units owned by each of the following executive officers and directors include the indicated number of LTIP Units that, though vested, may not yet have achieved capital account equivalency with the OP Units held by the Company (at which time such LTIP Units may convert to OP Units and may then be settled in shares of Class A Common Stock): (a) 3,546 vested LTIP Units owned by Ms. Harrison; (b) 3,546 vested LTIP Units owned by Mr. Majumder; (c) 3,546 vested LTIP Units owned by Mr. Tio; and (d) 3,546 vested LTIP Units owned by Mr. Jafarnia.

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

On July 23, 2020, our Board adopted, and on September 8, 2020 our stockholders approved, the fourth amendment and restatement of the 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan,” and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans.  Under the Fourth Amended 2014 Incentive Plans, we have authorized an additional 3,000,000 shares of Class A common stock, for an aggregate 6,800,000 shares of our common stock for issuance. As of March 7, 2022, there were 1,654,860 shares available for future issuance.

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Fourth Amended 2014 Incentive Plans, as of December 31, 2021.

Number of
	Securities to Be	Weighted-
	Issued Upon	Average	Number of
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Remaining
	Options,	Options,	Available for
	Warrants, and	Warrants, and	Future
Plan Category	Rights	Rights	Issuance
Equity compensation plans approved by security holders	—	—	2,081,508
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,081,508

Item 13.      Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of the members of our Board, and all of the members of the audit committee, are “independent.” One of our current directors, Ramin Kamfar, is affiliated with us and we do not consider Mr. Kamfar to be an independent director. Our other current directors, Elizabeth Harrison, Kamal Jafarnia, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined under the rules of the New York Stock Exchange American. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock Total Income + Real Estate Fund (“TIPRX”), an affiliate of our former Manager. Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The Board has determined that Messrs. Jafarnia, Majumder and Tio and Mrs. Harrison each satisfy the independence criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors.

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

Affiliate Transactions

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2021. Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Administrative Services Agreement

In October 2017, we entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides us with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of our business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of ours to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to us under the Administrative Services Agreement. Payment by us of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, at the sole discretion of the Board, in the form of LTIP Units.

We have the right to renew the Administrative Services Agreement for successive one-year terms upon sixty (60) days written notice prior to expiration. We renewed the Administrative Services Agreement for a one-year term in 2020, and on August 4, 2021, we delivered written notice to BRE of our intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2022. The Administrative Services Agreement will automatically terminate (i) upon termination by us of all Services, or (ii) in the event of our non-renewal. Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

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

The amounts paid or payable to Bluerock for the year ended December 31, 2021 are as reflected in the following table (amounts in thousands):

	Approximate
	Dollar Value of
	Mr. Kamfar’s
	Interest In Company	Year Ended
	Incurred Amounts	December 31, 2021
Administrative Services Agreement
Expense reimbursements	$2,243	$2,243
Offering expense reimbursements	1,173	1,173
Leasehold Cost-Sharing Agreement
Expense reimbursements	$750	$750

Dealer Manager Agreement for Series T Preferred Offering

In conjunction with the offering of the Series T Preferred Stock, we entered into a dealer manager agreement (the “Series T Dealer Manager Agreement”) with Bluerock Capital Markets, LLC, our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series T Preferred Offering. Pursuant to the Series T Dealer Manager Agreement, Bluerock Capital Markets received up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager re-allowed the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurred costs in excess of the 10.0%, which costs were borne by the dealer manager without our reimbursement. On November 19, 2021, we made the final issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering, and upon the final issuance, the Series T Preferred Offering terminated pursuant to its terms.

Summary of Fees and Reimbursements to Dealer Manager

Summarized below are the fees earned and expenses reimbursable to Bluerock Capital Markets, our affiliated dealer manager, and any related amounts payable for the year ended December 31, 2021 (amounts in thousands):

	Approximate	Incurred
	Dollar Value of	for the
	Mr. Kamfar’s	Year Ended
	Interest In REIT	December 31,
	Incurred Amounts	2021
Type of Compensation
Selling Commissions	$32,438	$32,438
Dealer Manager Fees	13,902	13,902
Total:	$46,340	$46,340

The dealer manager re-allowed the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers, and incurred costs in excess of the 10.0%, which costs were borne by the dealer manager bearing the loss from the excess above the 10.0% without our reimbursement.

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

Transactions with Affiliates of Our Former Manager

We have entered into several transactions with five private real estate funds that are affiliates of Bluerock, an affiliate of our former Manager, in connection with our investments. Bluerock Special Opportunity + Income Fund, LLC (“Fund I”), Bluerock Growth Fund (“BGF”) and Bluerock Growth Fund II (“BGF II”) are managed and controlled by Bluerock. Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”, together with Fund I, BGF, BGF II and Fund II, the “Bluerock Funds”) are managed and controlled by a wholly owned subsidiary of Bluerock. Mr. Kamfar and a family owned limited liability company are the indirect owners of 100% of the membership interests of Bluerock, and certain of our and our former Manager’s officers are also officers of Bluerock.

Domain at The One Forty Mezzanine Loan Financing

We provided a $24.5 million mezzanine loan to BR Member Domain Phase 1, LLC (the “Domain JV Member”), an affiliate of our former Manager. On June 29, 2021, we entered into an amended and restated mezzanine loan agreement (the “Domain Mezz Loan”) with Domain JV Member to: (i) increase our loan commitment to $27.4 million, of which $25.2 million had been funded as of December 31, 2021, and (ii) extend the maturity date of the loan to June 29, 2024 or earlier upon the occurrence of certain events, including the date of sale or transfer of the property. The Domain Mezz Loan is secured by Domain JV Member’s approximate 95% interest in a joint venture along with Fund II and an unaffiliated third party, which developed a 299-unit Class A apartment community located in Garland, Texas known as Domain at The One Forty. The mezzanine loan bore interest at 15% in 2019, 5.5% in 2020, and 4.0% in 2021, and bears interest at 3.0% in 2022 and thereafter, with regular monthly payments being interest-only. The Domain Mezz Loan can be prepaid without penalty. We have a 50.0% participation in any profits achieved in a sale after repayment of the Domain Mezz Loan and we and Fund II each receive full return of our respective capital contributions.

On December 12, 2019, the Domain at The One Forty property owner entered into a $39.2 million senior mortgage loan (the “Domain Senior Loan”) secured by the Domain at The One Forty property and used the proceeds in part to pay off the outstanding balances of the prior construction and mezzanine loans. The Domain Senior Loan matures on January 5, 2023 and bears interest at the greater of 3.95% or one-month LIBOR plus 2.20% with interest-only payments through the initial term of the loan. The Domain Senior Loan contains two one-year extension options and can be prepaid without penalty.

Motif Mezzanine Financing

We provided a $74.6 million mezzanine loan (the “Motif Mezz Loan”) to BR Flagler JV Member, LLC (the “Motif JV Member”), an affiliate of our former Manager. The Motif Mezz Loan is secured by Motif JV Member’s 97% interest in a joint venture along with Fund II, Fund III, and an unaffiliated third party, which developed a 385-unit Class A apartment community located in Fort Lauderdale, Florida known as Motif.

On January 27, 2021, the Motif property owner entered into a $88.8 million bridge loan (the “Motif Bridge Loan”) secured by the Motif property and used the proceeds in part to pay off the outstanding balance, in full, of the prior construction loan. The Motif Bridge Loan matures on August 1, 2023, contains a six-month extension option, subject to certain conditions, and bears interest at the greater of 3.85% or one-month LIBOR plus 3.70% with interest-only payments through the term of the loan. The Motif Bridge Loan may be prepaid, subject to an exit fee, without prepayment penalties (i) if prepayment is being made in connection with the lender providing a permanent mortgage loan, or (ii) February 1, 2022 otherwise.

On March 29, 2021, we entered into an amended and restated mezzanine loan agreement (the “Amended Motif Mezz Loan”) with Motif JV Member to increase our loan commitment to $88.6 million, of which $84.4 million had been funded as of December 31, 2021. As part of the agreement, we agreed to reduce, after December 31, 2021, the Amended Motif Mezz Loan’s fixed rate of 12.9% per annum as follows: 9.0% per annum for the calendar year 2022 and 6.0% per annum for the calendar year 2023 and thereafter, with regular monthly payments being interest-only. In conjunction with entering the Amended Motif Mezz Loan, we entered into an amended operating agreement for Motif JV Member with Fund II and Fund III. In consideration for us reducing the Amended Motif Mezz Loan interest rate, Fund II and Fund III agreed to (a) admit BRG Flagler Village Profit Share, LLC (the “Motif PS”), a wholly-owned subsidiary of ours, as an additional member of Motif JV Member, (b) grant Motif PS a 50% participation in any profits achieved in a sale after repayment of the Amended Motif Mezz Loan and we, Fund II and Fund III each receive full return of our respective capital contributions, and (c) grant us a right to compel Motif JV Member to refinance and/or sell the Motif property beginning January 1, 2023. The Amended Motif Mezz Loan matures on March 29, 2026 and can be prepaid without penalty.

The Hartley at Blue Hill Loan Financing, formerly The Park at Chapel Hill

We provided a mezzanine loan (the “Hartley Mezz Loan”, formerly the Chapel Hill Mezz Loan) in an amount up to $40.0 million to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), of which $29.5 million was funded upon execution of the agreement. BR Chapel Hill JV owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of our former Manager.

In conjunction with the Hartley Mezz Loan, we provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in The Hartley at Blue Hill property. The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum. Regular monthly payments are interest-only during the initial term. The senior loan can be prepaid without penalty. As of December 31, 2021, the senior loan remains outstanding in full.

On August 18, 2020, we entered into an amended and restated mezzanine loan agreement (the “Amended Hartley Mezz Loan”, formerly the Amended Chapel Hill Mezz Loan) with BR Chapel Hill JV. As part of the Amended Hartley Mezz Loan, (i) our maximum loan commitment was adjusted to $31.0 million, including all previously advanced amounts outstanding, from the previous commitment amount of $40.0 million, and (ii) the interest rate on the loan was increased to 11.75% per annum from the previous rate of 11% per annum, with 5.25% paid current and 6.5% accrued. As of December 31, 2021, all amounts had been funded under the Amended Hartley Mezz Loan. The Amended Hartley Mezz Loan matures on March 31, 2024 or earlier upon the occurrence of certain events, including the date of sale or transfer of property, and can be prepaid without penalty. The loan maturity events and the ability of the loan to be prepaid without penalty did not change from the previous loan.

The Hartley at Blue Hill property was sold in February 2022. Refer to the Subsequent Events section of Item 7 for further information.

Vickers Historic Roswell Mezzanine Loan Financing

We provided an $12.4 million mezzanine loan (the “Vickers Mezz Loan”) to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of our former Manager. The Vickers Mezz Loan was secured by Vickers JV Member’s approximate 80% interest in a joint venture along with Fund III and an unaffiliated third party, which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan was to mature on February 26, 2022 or earlier upon the occurrence of certain events, including the date of sale or transfer of the property. The Vickers Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments that were interest-only and could be prepaid without penalty.

The Vickers Historic Roswell property was sold on June 29, 2021. Refer to Note 3 of our consolidated financial statements for further information.

Alexan CityCentre Interests

We made a $18.3 million preferred equity investment in a joint venture along with BGF, BGF II, Fund II and Fund III, and an unaffiliated third party (the “Alexan CityCentre JV”), which developed a 340-unit Class A apartment community located in Houston, Texas, known as Alexan CityCentre. We earn a preferred return of 15.0% and 20.0% on our $6.5 million and $11.8 million preferred equity investments, respectively. The Alexan CityCentre JV is required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loans, detailed below, including extension and refinancing, or any earlier acceleration or due date.

In April 2019, the Alexan CityCentre owner: (i) entered into a $46.0 million senior mortgage loan, (ii) entered into a $11.5 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the outstanding balance, in full, of the prior construction loan. The loans bear interest at the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan, with regular monthly payments that are interest-only. The senior loan and mezzanine loan both: (i) have initial maturity dates of May 9, 2022, (ii) contain two one-year extension options, and (iii) can be prepaid in whole prior provided the lender receives a stated spread maintenance premium.

Alexan CityCentre, the property underlying our preferred equity investment, was sold in January 2022. Refer to the Subsequent Events section of Item 7 for further information.

Alexan Southside Place Interests

We made a $24.9 million preferred equity investment in a joint venture along with Fund II and Fund III (together, the “Funds”), and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place was developed upon a tract of land under an 85-year ground lease. The joint venture adopted ASU No. 2016-02 as of January 1, 2019, and as such, had recorded a right-of-use asset and lease liability of $17.1 million as of December 31, 2020. We earned per annum returns on our investment as follows: 6.5% in 2019, 5.0% in 2020 and 3.5% in 2021. The Alexan Southside JV was required to redeem our preferred membership interest plus any accrued but unpaid return on November 9, 2022 or earlier upon the occurrence of certain events.

On March 25, 2021, Alexan Southside Place, the property underlying our preferred equity investment, was sold. Refer to Note 3 of our consolidated financial statements for further information.

Alexan Southside Place Provision for Credit Loss

Consistent with the overall Houston – Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. At the time in the fourth quarter 2020, it was expected that the overall submarket would rebound over the next twenty-four to thirty-six months, though it was more likely than not that the joint venture would sell before recovery. As a result of this change in the submarket and the impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture would sell before recovery (which it did sell in March 2021 as disclosed above), the risk characteristics of the investment, such as investment duration, had changed; the investment was removed from the pool analysis for credit losses under CECL and the investment was evaluated separately through an individual investment recoverability analysis. This separate analysis deemed the investment was not fully recoverable, and as a result, a $15.9 million provision for credit loss was recorded in the fourth quarter 2020. The credit loss on this asset was a result of writing down our investment to equal its estimated value. The estimated value was based on a letter of intent to purchase the property from an unrelated third party which was received by the joint venture. Refer to Note 2 of our consolidated financial statements for further information regarding CECL.

Refer to Note 12 – Related Party Transactions of our consolidated financial statements for additional information regarding related party disclosures.

Item 14.      Principal Accounting Fees and Services

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

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Grant Thornton for the years ended December 31, 2021 and 2020, are set forth in the table below (amounts in thousands):

	2021	2020
Audit fees	$809	$650
Audit-related fees	201	—
Tax fees	—	—
All other fees	—	—
Total	$1,010	$650

For purposes of the preceding table professional fees are classified as follows:

●	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
●	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

●	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
●	All other fees – These are fees for any services not included in the above-described categories.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.
1.Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: March 11, 2022
/s/ R. Ramin Kamfar
R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: March 11, 2022
/s/ R. Ramin Kamfar
R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)
Date: March 11, 2022
/s/ Christopher J. Vohs
Christopher J. Vohs Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: March 11, 2022
/s/ Elizabeth Harrison
Elizabeth Harrison Director
Date: March 11, 2022
/s/ Kamal Jafarnia
Kamal Jafarnia Director
Date: March 11, 2022
/s/ I. Bobby Majumder
I. Bobby Majumder Director
Date: March 11, 2022
/s/ Romano Tio
Romano Tio Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bluerock Residential Growth REIT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment of Real Estate Assets

At December 31, 2021, the Company’s net real estate investments total $2.0 billion. As described further in Note 2 to the financial statements, the Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. Events or circumstances that may prompt a review of the carrying value of investment properties may include a significant decrease in the anticipated market price of the investment property, an adverse change to the extent or manner in which an asset may be used, or a significant change in its physical condition or damage due to catastrophic event.

The Company reviews for potential impairment indictors utilizing expected undiscounted future cash flows and expected disposition proceeds for a given investment under a variety of scenarios. Forecasting of future cash flows requires management to make estimates and assumptions about variables such as capitalization rates, forecasted net operating income and assumed hold periods. In the event this analysis indicates that a potential impairment exists, the Company will perform additional investigation into the recoverability of the carrying value of the real estate property and in some cases may obtain third party valuations. We identified the evaluation for impairment of real estate investments as a critical audit matter.

The principal consideration for our determination that the evaluation for impairment of real estate investments is a critical audit matter is that auditing management’s evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related evaluation of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to perform additional analyses to evaluate the recoverability of the investment. The significant inputs used in the evaluation include capitalization rates, forecasted net operating income, and assumed hold periods, which can be affected by expectations about future market or economic conditions, demand and competition.

Our audit procedures related to the evaluation for impairment of real estate investments included the following, among others. We obtained an understanding of management’s process to identify indicators of impairment. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment, including management’s review of the operations and financial performance of each property, and the reasonableness of key inputs including forecasted net operating income, capitalization rates and assumed hold periods. We tested the Company’s evaluation of impairment of real estate investments by performing procedures on the key inputs used in the Company’s undiscounted cash flow analysis, specifically, forecasted net operating income, capitalization rates, and assumed hold periods. We compared forecasted to historical net operating income and the assumed hold period to historical experience, considering relevant future market or economic conditions, demand and competition. We utilized an internal valuation specialist to compare the consistency of capitalization rates used by the Company to those used for comparable properties in the market.

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

Southfield, Michigan

March 11, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bluerock Residential Growth REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bluerock Residential Growth REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 11, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 11, 2022

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Net Real Estate Investments
Land	$287,406	$279,481
Buildings and improvements	1,894,745	1,889,471
Furniture, fixtures and equipment	89,270	78,438
Total Gross Real Estate Investments	2,271,421	2,247,390
Accumulated depreciation	(224,123)	(186,426)
Total Net Operating Real Estate Investments	2,047,298	2,060,964
Operating real estate held for sale, net	—	36,213
Total Net Real Estate Investments	2,047,298	2,097,177
Cash and cash equivalents	166,492	83,868
Restricted cash	30,015	35,093
Notes and accrued interest receivable, net	173,489	157,734
Due from affiliates	711	339
Accounts receivable, prepaids and other assets, net	43,108	29,502
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	135,690	83,485
In-place lease intangible assets, net	2,530	2,594
Non-real estate assets associated with operating real estate held for sale	—	145
TOTAL ASSETS	$2,599,333	$2,489,937

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,364,991	$1,490,932
Mortgages payable associated with operating real estate held for sale	—	38,773
Revolving credit facilities	—	33,000
Accounts payable	3,824	1,317
Other accrued liabilities	52,947	31,025
Due to affiliates	599	618
Distributions payable	15,345	13,421
Liabilities associated with operating real estate held for sale	—	383
Total Liabilities	1,437,706	1,609,469
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 5,153,540 and 10,875,000 shares authorized at December 31, 2021 and 2020, respectively; no shares and 2,201,547 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	54,332
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 359,197 and 513,489 shares issued and outstanding at December 31, 2021 and 2020, respectively	331,983	469,907
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 shares issued and outstanding at December 31, 2021 and 2020, respectively	56,823	56,462
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 28,272,134 and 9,717,917 shares issued and outstanding at December 31, 2021 and 2020, respectively	643,428	219,967
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 203,621,460 and 197,900,000 shares authorized at December 31, 2021 and 2020, respectively; no shares issued and outstanding at December 31, 2021 and 2020	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 shares issued and outstanding at December 31, 2021 and 2020, respectively	66,867	66,867
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 27,257,586 and 22,020,950 shares issued and outstanding at December 31, 2021 and 2020, respectively	273	220
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding at December 31, 2021 and 2020	1	1
Additional paid-in-capital	344,003	304,710
Distributions in excess of cumulative earnings	(327,270)	(313,392)
Total Stockholders’ Equity	83,874	58,406
Noncontrolling Interests
Operating partnership units	5,889	(3,272)
Partially owned properties	39,630	24,666
Total Noncontrolling Interests	45,519	21,394
Total Equity	129,393	79,800
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,599,333	$2,489,937

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental and other property revenues	$203,689	$196,522	$185,376
Interest income from loan and ground lease investments	16,962	23,326	24,595
Total revenues	220,651	219,848	209,971

Expenses
Property operating	76,002	76,301	74,449
Property management fees	5,390	4,988	4,899
General and administrative	27,787	24,141	22,553
Acquisition and pursuit costs	448	4,152	556
Weather-related losses, net	1,001	—	355
Depreciation and amortization	80,051	79,452	70,452
Total expenses	190,679	189,034	173,264
Operating income	29,972	30,814	36,707

Other income (expense)
Other income	549	144	68
Preferred returns on unconsolidated real estate joint ventures	12,067	11,250	9,797
Provision for credit losses	(384)	(16,369)	—
Gain on sale of real estate investments	137,427	59,508	48,680
Gain on sale of non-depreciable real estate investments	—	—	679
Transaction costs	(15,036)	—	—
Loss on extinguishment of debt and debt modification costs	(6,740)	(14,630)	(7,258)
Interest expense, net	(52,701)	(55,994)	(59,554)
Total other income (expense)	75,182	(16,091)	(7,588)
Net income	105,154	14,723	29,119
Preferred stock dividends	(63,606)	(58,463)	(46,159)
Preferred stock accretion	(24,633)	(16,851)	(10,335)
Net income (loss) attributable to noncontrolling interests
Operating partnership units	2,250	(17,313)	(6,779)
Partially-owned properties	11,192	1,396	(845)
Net income (loss) attributable to noncontrolling interests	13,442	(15,917)	(7,624)
Net income (loss) attributable to common stockholders	$3,473	$(44,674)	$(19,751)

Net income (loss) per common share - Basic	$0.08	$(1.91)	$(0.91)
Net income (loss) per common share – Diluted	$0.07	$(1.91)	$(0.91)

Weighted average basic common shares outstanding	26,024,935	24,084,347	22,649,222
Weighted average diluted common shares outstanding	26,249,999	24,084,347	22,649,222

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
									Net (Loss) Income to
	Number of		Number of		Number of		Additional Paid-	Cumulative	Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943
Issuance of Class A common stock, net	456,708	5	—	—	—	—	5,320	—	—	—	5,325
Issuance of Class A common stock due to Series B warrants exercises	37,391	—	—	—	—	—	299	—	—	—	299
Repurchase of Class A common stock	(1,313,328)	(13)	—	—	—	—	(14,073)	—	—	—	(14,086)
Issuance of restricted Class A common stock	87,094	1	—	—	—	—	424	—	—	—	425
Issuance of Long-Term Incentive Plan ("LTIP") Units for director compensation	—	—	—	—	—	—	—	—	—	282	282
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,293	5,293
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	2,238	2,238
Issuance of LTIP Units for capitalized reimbursements	—	—	—	—	—	—	—	—	—	737	737
Issuance of Series B warrants	—	—	—	—	—	—	4,413	—	—	—	4,413
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	3,511	3,511
Common stock distributions declared	—	—	—	—	—	—	—	(14,850)	—	—	(14,850)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(810)	—	—	(810)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(24,854)	—	—	(24,854)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(9,213)	—	—	(9,213)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,428)	—	—	(4,428)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(312)	—	—	(312)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,076)	—	—	(5,076)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1)	—	—	(1)
Miscellaneous offering costs	—	—	—	—	—	—	(222)	—	—	—	(222)
Distributions to Operating Partnership ("OP") noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,749)	(5,749)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,765)	(3,765)
Redemption of OP Units	—	—	—	—	—	—	(15)	—	—	(10)	(25)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	219,328	2	—	—	—	—	2,631	—	—	—	2,633
Company redemption of Series B Preferred Stock and conversion into Class A common stock	613,153	6	—	—	—	—	7,188	—	—	—	7,194
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	15	—	—	—	15
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6,529)	—	—	(2,390)	(8,919)
Adjustment for noncontrolling interest in Cade Boca Raton	—	—	—	—	—	—	—	—	—	3,344	3,344
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	4,294	—	—	(4,294)	—
Net income (loss)	—	—	—	—	—	—	—	—	36,743	(7,624)	29,119
Balance, December 31, 2019	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
									Net (Loss) Income to
	Number of		Number of		Number of		Additional Paid-	Cumulative	Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Issuance of Class A common stock, net	171,713	2	—	—	—	—	1,992	—	—	—	1,994
Issuance of Class A common stock due to Series B warrant exercises	12,513	—	—	—	—	—	137	—	—	—	137
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	(3,983,842)	(40)	—	—	—	—	(40,294)	—	—	—	(40,334)
Repurchase of Series A, Series C and Series D Preferred Stock, net	—	—	—	—	(76,264)	(1,838)	511	—	—	—	(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	72,284	1	—	—	—	—	454	—	—	—	455
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,034	2,034
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	488	488
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	6,824	6,824
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	1,747	1,747
Common stock distributions declared	—	—	—	—	—	—	—	(15,586)	—	—	(15,586)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,910)	—	—	(10,910)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(892)	—	—	(892)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(1,084)	—	—	(1,084)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(31,076)	—	—	(31,076)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(12,141)	—	—	(12,141)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,398)	—	—	(4,398)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(362)	—	—	(362)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,986)	—	—	(4,986)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,093)	—	—	(7,093)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(2,372)	—	—	(2,372)
Distributions to OP noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,611)	(6,611)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,844)	(7,844)
Conversion of OP Units into Class A common stock	75,801	1	—	—	—	—	141	—	—	(142)	—
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	868,437	9	—	—	—	—	6,962	—	—	—	6,971
Company redemption of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,779	—	—	—	15,792
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	21,812	—	—	—	—	—	160	—	—	—	160
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	9	—	—	—	9
Series B warrant activity and exercise, net	—	—	—	—	—	—	(38)	—	—	—	(38)
Company redemption of Series A Preferred Stock costs	—	—	—	—	—	—	(30)	—	—	—	(30)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	3,050	3,050
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,876)	—	—	—	(2,876)
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	9,973	—	—	(9,973)	—
Net income (loss)	—	—	—	—	—	—	—	—	30,640	(15,917)	14,723
Balance, December 31, 2020	22,020,950	$220	76,603	$1	2,774,338	$66,867	$304,710	$(350,154)	$36,762	$21,394	$79,800

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
									Net (Loss) Income to
	Number of		Number of		Number of		Additional Paid-	Cumulative	Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Issuance of Class A common stock, net	4,141	—	—	—	—	—	47	—	—	—	47
Issuance costs for Class A common stock ATM	—	—	—	—	—	—	(626)	—	—	—	(626)
Issuance of Class A common stock due to Series B warrant exercises	1,231,822	12	—	—	—	—	23,033	—	—	—	23,045
Repurchase of Class A common stock	(11,140,637)	(111)	—	—	—	—	(119,478)	—	—	—	(119,589)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	21,174	—	—	—	—	—	313	—	—	—	313
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,170	2,170
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	879	879
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	7,721	7,721
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	1,556	1,556
Common stock distributions declared	—	—	—	—	—	—	—	(17,351)	—	—	(17,351)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(706)	—	—	(706)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(35)	—	—	(35)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(710)	—	—	(710)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(23,704)	—	—	(23,704)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(14,335)	—	—	(14,335)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,376)	—	—	(4,376)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(361)	—	—	(361)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,940)	—	—	(4,940)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(29,880)	—	—	(29,880)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(9,192)	—	—	(9,192)
Miscellaneous offering cost	—	—	—	—	—	—	(456)	—	—	—	(456)
Distributions to OP noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,322)	(7,322)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(18,581)	(18,581)
Conversion of OP Units into Class A common stock	62,023	1	—	—	—	—	(23)	—	—	24	2
Redemption of OP Units	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	283,966	3	—	—	—	—	3,299	—	—	—	3,302
Company redemption of Series B Preferred Stock and conversion into Class A common stock	14,592,550	146	—	—	—	—	150,536	—	—	—	150,682
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	9	—	—	—	9
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	181,597	2	—	—	—	—	2,029	—	—	—	2,031
Cash redemption of Series T Preferred Stock	—	—	—	—	—	—	19	—	—	—	19
Series B warrant exercises and activity, net	—	—	—	—	—	—	(17,917)	—	—	—	(17,917)
Company redemption of Series A Preferred Stock activity	—	—	—	—	—	—	22	—	—	—	22
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	22,353	22,353
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	(1,510)	—	—	1,510	—
Net income	—	—	—	—	—	—	—	—	91,712	13,442	105,154
Balance, December 31, 2021	27,257,586	$273	76,603	$1	2,774,338	$66,867	$344,003	$(455,744)	$128,474	$45,519	$129,393

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$105,154	$14,723	$29,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,306	82,993	74,055
Amortization of fair value adjustments	(1,326)	(420)	(335)
Preferred returns on unconsolidated real estate joint ventures	(12,067)	(11,250)	(9,797)
Gain on sale of real estate investments	(137,427)	(59,508)	(48,680)
Gain on sale of non-depreciable real estate investments	—	—	(679)
Fair value adjustment of interest rate caps	82	128	2,536
Loss on extinguishment of debt	6,740	14,630	7,258
Provision for credit losses	384	16,369	—
Amortization of deferred interest income on mezzanine loan	2,996	—	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	11,721	13,770	9,015
Share-based compensation attributable to equity incentive plan	8,095	7,167	5,575
Share-based compensation attributable to executive salaries	879	635	—
Share-based compensation attributable to restricted stock grants	442	502	425
Share-based expense and capitalized cost reimbursements to BRE – LTIP Units	1,556	1,747	2,975
Changes in operating assets and liabilities:
Due to (from) affiliates, net	37	2,458	(252)
Accounts receivable, prepaids and other assets	(5,470)	(15,718)	(4,268)
Notes and accrued interest receivable	(4,277)	(5)	(247)
Accounts payable and other accrued liabilities	21,227	6,254	(3,369)
Net cash provided by operating activities	82,052	74,475	63,331

Cash flows from investing activities
Acquisitions of real estate investments	(277,750)	(262,734)	(516,217)
Capital expenditures	(27,904)	(17,119)	(21,446)
Investment in notes receivable	(42,351)	(47,473)	(51,714)
Repayments on notes receivable	22,319	83,350	12,148
Proceeds from sale of real estate investments	417,921	194,700	313,785
Proceeds from sale and redemption of unconsolidated real estate joint ventures	51,504	50,734	36,620
Adjustment for noncontrolling interests in Cade Boca Raton	—	—	461
Purchase of interests from noncontrolling interests	—	(3,651)	(9,891)
Investments in unconsolidated real estate joint venture interests	(104,325)	(24,809)	(74,307)
Net cash provided by (used in) investing activities	39,414	(27,002)	(310,561)

Cash flows from financing activities
Distributions to common stockholders	(16,618)	(15,771)	(14,850)
Distributions to noncontrolling interests	(25,299)	(13,713)	(9,129)
Distributions to preferred stockholders	(63,019)	(59,183)	(45,075)
Contributions from noncontrolling interests	22,353	3,050	3,511
Borrowings on mortgages payable	15,453	197,211	450,241
Repayments on mortgages payable including prepayment penalties	(189,058)	(189,782)	(274,715)
Proceeds from credit facilities	30,000	384,189	133,500
Repayments on credit facilities	(63,000)	(369,189)	(197,707)
Payments of deferred financing fees	(2,100)	(4,738)	(4,815)
Miscellaneous offering costs	(1,082)	—	(222)
Net proceeds from issuance of Class A common stock	47	1,994	5,325
Repurchase of Class A common stock	(119,589)	(40,334)	(14,086)
Shares withheld for employee taxes upon vesting of award	(129)	(47)	—
Redemption of 8.250% Series A Redeemable Preferred Stock	(55,055)	(83,950)	—
Repurchase of Series A, Series C and Series D Redeemable Preferred Stock	—	(6,103)	—
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	—	—	208,913
Retirement of 6.0% Series B Redeemable Preferred Stock	(79)	(290)	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(220)	(112)	(255)
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	—	—	4,413
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	7,161	121	343
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	416,683	217,367	387
Retirement of 6.150% Series T Redeemable Preferred Stock	(130)	—	—
Payments to redeem 6.150% Series T Redeemable Preferred Stock	(234)	—	—
Payments to redeem Operating Partnership Units	(5)	—	(25)
Net cash (used in) provided by financing activities	(43,920)	20,720	245,754

Net increase (decrease) in cash, cash equivalents and restricted cash	77,546	68,193	(1,476)
Cash, cash equivalents and restricted cash, beginning of year	118,961	50,768	52,244
Cash, cash equivalents and restricted cash, end of year	$196,507	$118,961	$50,768

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$166,492	$83,868	$31,683
Restricted cash	30,015	35,093	19,085
Total cash, cash equivalents and restricted cash, end of year	$196,507	$118,961	$50,768

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$51,199	$52,768	$53,890

Supplemental disclosure of non-cash investing and financing activities
Distributions payable - declared and unpaid	$15,345	$13,421	$13,541
Mortgages assumed upon property acquisitions	$69,781	$84,043	$15,546
Mortgages assumed by buyer upon sale of real estate	$(67,268)	$—	$—
Capital expenditures held in accounts payable and other accrued liabilities	$2,130	$7	$(884)
Reduction of assets from change of control or deconsolidation	$—	$—	$(26,383)
Reduction of mortgages payable from change of control or deconsolidation	$—	$—	$(23,500)
Reduction of noncontrolling interests from change of control or deconsolidation	$—	$—	$(3,344)

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

As of December 31, 2021, the Company held an aggregate of 20,263 units, comprised of 16,837 multifamily units and 3,426 single-family residential units. The aggregate number of units are held through seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty- nine investments held through preferred equity, loan or ground lease investments. As of December 31, 2021, the Company’s consolidated operating investments were approximately 95.9% occupied.

Proposed Merger

On December 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by the Board. Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), that is issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $24.25 in cash, without interest (the “Per Share Merger Consideration”).

The Company will deliver a notice of redemption (the “Preferred Stock Redemption Notice”) to the holders of our Series B Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and Series T Redeemable Preferred Stock, par value $0.01 per share (“Series T Preferred Stock”), in accordance with their respective Articles Supplementary, in order to provide that such preferred stock will be redeemed effective as of the Effective Time. Each share of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be redeemed for an amount equal to $25.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest. Each share of Series B Preferred Stock will be redeemed for an amount equal to $1,000.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest.

The outstanding warrants to purchase Class A common stock of the Company (the “Company Warrants”) will remain outstanding following the Effective Time in accordance with their terms, but the Exercise Price (as defined in the Warrant Agreements with respect to the Company Warrants) will be adjusted so that the holder of any Company Warrant exercised after the Effective Time will be entitled to receive in cash the amount of the Per Share Merger Consideration which, if the Company Warrant had been exercised immediately prior to the Closing, such holder would have been entitled to receive upon the consummation of the Merger.

In addition, each award of shares of restricted Class A common stock of the Company that is outstanding immediately prior to the Effective Time will be cancelled in exchange for a cash payment in an amount equal to (i) the number of shares of Company Common Stock subject to such award immediately prior to the Effective Time multiplied by (ii) the Per Share Merger Consideration, without interest and less any applicable withholding taxes.

Prior to the consummation of the Merger, the Company will complete the separation of our single-family residential real estate business (the “SFR Business”) from our multi-family residential real estate business (the “Separation”). Following the Separation, the SFR Business will be indirectly held by Bluerock Homes Trust, Inc. (“BHM”), a Maryland corporation, and the Operating Partnership, and, prior to the consummation of the Merger, the Company will distribute the common stock of BHM to its stockholders as of the record date for such distribution in a taxable distribution (the “Distribution”).

In connection with the Separation, the Operating Partnership will exchange its interests in an entity holding its multi-family residential real estate business with the Company as consideration for a redemption of all of the Company’s preferred interests in the Operating Partnership and a portion of our common units in the Operating Partnership (the “Redemption”). As a result, following the Redemption, the Operating Partnership will cease to hold interests in the Company’s multi-family residential real estate business, and will hold the assets related to the SFR Business. Most members of the Company’s senior management, along with certain entities related to them, have agreed to retain their interests in the Operating Partnership until the earlier of the Effective Time and the termination of the Merger Agreement, rather than redeeming their interests for cash or shares of Company Common Stock that will receive the Per Share Merger Consideration. As a result, following the Separation and the Distribution, the Company’s stockholders who receive shares of BHM in the Distribution are expected to indirectly own approximately 35% of the SFR Business, with holders of units in the Operating Partnership (other than BHM) expected to indirectly own an interest of approximately 65% of the SFR Business. In connection with the Separation and the Distribution, BHM and the Operating Partnership will enter into a management agreement with an affiliate of Bluerock providing for it to be externally managed thereby.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Merger. The obligations of Parent and Merger Sub to consummate the Merger are not subject to any financing condition or the receipt of any financing by Parent or Merger Sub.

The consummation of the Merger is conditioned on the consummation of the Separation and the Distribution, as well as certain customary closing conditions, including, among others, approval of the Merger by the affirmative vote of the stockholders entitled to cast a majority of all the votes entitled to be cast on the Merger by the holders of issued and outstanding Company Common Stock (the “Company Requisite Vote”). The Merger Agreement requires the Company to convene a stockholders’ meeting for purposes of obtaining the Company Requisite Vote.

The Company has agreed not to solicit or enter into an agreement regarding a Company Takeover Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide information to a third party in connection with, any Company Takeover Proposal. However, the Company may, prior to obtaining the Company Requisite Vote, engage in discussions or negotiations and provide information to a third party which has made an unsolicited bona fide written Company Takeover Proposal that did not result from a breach of the non-solicit provisions of the Merger Agreement if the Board determines in good faith, after consultation with its independent financial advisors and outside legal counsel, that such Company Takeover Proposal constitutes or could reasonably be expected to lead to a Company Superior Proposal (as defined in the Merger Agreement).

Prior to the time the Company Requisite Vote is obtained, the Board may, in certain circumstances, effect a Company Adverse Recommendation Change (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances by the Company, including prior to obtaining the Company Requisite Vote, if, after following certain procedures and adhering to certain restrictions, the Board effects a Company Adverse Recommendation Change in connection with a Company Superior Proposal and the Company enters into a definitive agreement providing for the implementation of a Company Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Board effects a Company Adverse Recommendation Change. The Merger Agreement also may be terminated by either the Company or Parent if the Merger has not been completed on or prior to the date that is nine months after the date of the Merger Agreement, which date may be extended to complete the Separation and the Distribution, by the Company, up to the date that is ten months after the date of the Merger Agreement, or by Parent, up to the date that is twelve months after the date of the Merger Agreement.

Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $60 million. Upon termination of the Merger Agreement in certain other circumstances, Parent will be required to pay the Company a termination fee of $200 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2021.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of December 31, 2021, limited partners other than the Company owned approximately 29.61% of the common units of the Operating Partnership (16.24% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.37% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.35% which are not vested at December 31, 2021).

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

In cases where the Company holds a preferred equity investment in real estate joint ventures where the preferred equity interest must be redeemed by the issuing entity or is redeemable at the Company's option, the preferred equity investment is accounted for as a held to maturity debt security. These preferred equity investments have a mandatory redemption provision, and the Company has the intent and ability to hold the investment until redemption. The preferred equity investments are included in the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Company will consider future preferred equity investments and loan investments for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

Significant Risks and Uncertainties

At the present time, one of the most significant risks and uncertainties is the potential adverse effect of the ongoing pandemic of the novel coronavirus and variants thereof (“COVID-19”). The Company’s tenants may experience financial difficulty due to the loss of their jobs and some have requested rent deferral or rent abatement during this pandemic. Experts have predicted that the outbreak will trigger, or has already triggered, a period of global economic slowdown or a global recession.

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

The Company believes it currently has a stable financial condition: as of December 31, 2021, the Company collected 97% of rents from its properties for the three months ended December 31, 2021. In 2020, the Company had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the year ended December 31, 2021, the Company did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of the tenant base was on payment plans. Although the Company may receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 95.9% as of December 31, 2021, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

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

If it has been determined that the Company does not have control but does have the ability to exercise significant influence over the entity, the Company accounts for these investments as preferred equity investments and investments in unconsolidated real estate joint ventures in its consolidated balance sheets. In accordance with ASC 320 Investments – Debt Securities, the Company classifies each preferred equity investment as a held to maturity debt security as the Company has the intention and ability to hold the investment until redemption.The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

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

Fair Value of Financial Instruments

As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. Refer to Note 10 for further information regarding fair value measurements.

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

Real Estate Purchase Price Allocations

Upon the acquisition of real estate properties which do not constitute the definition of a business, the Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are recorded to the components of the real estate assets acquired. In determining fair values for multifamily apartment community acquisitions, the Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods like those used by independent appraisers (e.g., discounted cash flow analysis) and which utilize appropriate discount and/or capitalization rates and available market information. In determining fair values for single-family residential home acquisitions, the Company utilizes information obtained from county tax assessment records to assist in the determination of the fair value of land and building. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded in 2021, 2020 or 2019.

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

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Lease revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on the Company’s consolidated statements of operations. Amounts received in advance are recorded as a liability within other accrued liabilities on the Company’s consolidated balance sheets.

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

Distribution Policy

The Company expects to authorize and declare regular cash distributions to its stockholders in order to maintain its REIT status. Distributions to stockholders will be determined by the Company’s board of directors (the “Board”), subject to operating restrictions included in the Merger Agreement, and will be dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT, and other considerations as the Board may deem relevant. Distributions are recorded as a reduction of stockholders’ equity in the period in which they are declared.

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

For the year ended December 31, 2021, 21.64% of the distributions received by both the common and preferred stockholders were classified as ordinary income for income tax purposes, none were return of capital, and 78.36% were capital gains, with 28.53% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2020, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2020, none of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes, 51.53% were return of capital, and 48.47% were capital gains, with 18.45% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2019, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2019, approximately 1.33% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes, 93.15% were return of capital, and 5.52% were capital gains, with 87.49% of the capital gains qualifying as Section 1250 gains.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2014 through 2020 tax returns (where applicable), and those positions expected to be taken on the 2021 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2021, tax returns for the calendar years 2018 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

Reportable Segment

The Company owns and operates residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. In prior years, the Company had one reportable segment as its investments were primarily in multifamily apartment communities. During 2021, the Company began increasing its investments in single-family residential homes, and as such, the Company has transitioned from a one-segment to a two-segment structure based on investment type. The Company evaluates operating performance on an individual property investment level and based on the investments’ similar economic characteristics. The Company’s primary financial measure for operating performance is net operating income (“NOI”) as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance. The Company views its residential investments as two operating segments, and, accordingly, aggregates its properties into two reportable segments: multifamily apartment communities and single-family residential homes. Refer to Note 15 for further information.

Lessor Accounting

The Company’s current portfolio is focused predominately on multifamily apartment communities and single-family residential homes whereby the Company generates rental revenue by leasing units to residents. As lease revenues for apartments and homes fall under the scope of ASC Topic 842, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between the Company and the resident. Non-lease components of the Company’s apartment and home leases are combined with the related lease component and accounted for as a single lease component under ASC Topic 842. The balances of net real estate investments and related depreciation on the Company’s consolidated financial statements relate to assets for which the Company is the lessor.

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

Other than the adoption of new accounting pronouncements as described below, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company beginning January 1, 2022 as the Company did not early adopt ASU 2020-06 as allowed on January 1, 2021. The Company is currently evaluating the impact of adopting ASU 2020-06 on its consolidated results of operations and financial position.

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

Refer to Note 6 and Note 7 for further information regarding CECL and the Company’s provision for credit losses on its pool of investments.

Note 3 — Sale of Real Estate Assets

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

Sale of The Conley Interests

On March 18, 2021, The Conley, the underlying asset of an unconsolidated joint venture located in Leander, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $16.5 million, which included its original preferred investment of $15.2 million and accrued preferred return of $1.3 million. Refer to Note 7 for further information.

Sale of Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. In April 2021, the Company received $9.8 million of its $10.1 million preferred equity investment, which is net of the $15.9 million provision for credit loss recorded in the fourth quarter 2020. The remaining $0.3 million represents a holdback for a representations and warranty period related to the sale and is expected to be received during the first quarter 2022. This amount was recorded as a related party receivable and is included in due from affiliates in the Company’s consolidated balance sheet. Refer to Note 7 for further information.

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

Sale of Vickers Historic Roswell

On June 29, 2021, Vickers Historic Roswell, a property located in Roswell, Georgia, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off in the amount of $12.9 million, which included principal repayment of $12.4 million and accrued interest of $0.5 million. Refer to Note 6 for further information.

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

Sale of Mira Vista Interests

On September 23, 2021, Mira Vista, the underlying asset of an unconsolidated joint venture located in Austin, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $5.6 million, which included its original preferred investment of $5.2 million and accrued preferred return of $0.4 million. Refer to Note 7 for further information.

Sale of Thornton Flats Interests

On December 14, 2021, Thornton Flats, the underlying asset of an unconsolidated joint venture located in Austin, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $5.5 million, which included its original preferred investment of $5.3 million and accrued preferred return of $0.2 million. Refer to Note 7 for further information.

Sale of Strategic Portfolio Interests (partial)

On December 29, 2021, the following underlying assets of an unconsolidated joint venture were sold: Belmont Crossing, located in Smyrna, Georgia, and Sierra Terrace and Sierra Village, both located in Atlanta, Georgia. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $10.4 million, which included its original preferred investment of $10.2 million, accrued preferred return of $0.1 million and an exit fee of $0.1 million. Refer to Note 7 for further information.

Note 4 — Investments in Real Estate

As of December 31, 2021, the Company held seventy-eight real estate investments, consisting of forty-nine consolidated operating investments and twenty-nine investments held through preferred equity, loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity, loan and ground lease investments.

Consolidated Operating Investments

		Number of	Date Built /	Ownership
Name	Location	Units	Renovated (1)	Interest
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The Debra Metrowest, formerly ARIUM Metrowest	Orlando, FL	510	2001	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Windsor Falls	Raleigh, NC	276	1994	100%
Total Multifamily Units		10,626

		Number of	Average
Single-Family Residential (2)	Market	Units	Year Built

Golden Pacific	KS / MO	7	1977	97%
ILE	TX / SE US	279	1990	95%
Navigator Villas	Pasco, WA	176	2013	90%
Peak
Axelrod	Garland, TX	22	1959	80%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%
Granbury	Granbury, TX	36	2020-2021	80%
Indy	Indianapolis, IN	44	1958	60%
Lubbock	Lubbock, TX	60	1955	80%
Lubbock 2.0	Lubbock, TX	75	1972	80%
Lubbock 3.0	Lubbock, TX	45	1945	80%
Lynnwood	Lubbock, TX	20	2005	80%
Lynnwood 2.0	Lubbock, TX	20	2003	80%
Springfield	Springfield, MO	290	2004	60%
Springtown	Springtown, TX	70	1991	80%
Springtown 2.0	Springtown, TX	14	2018	80%
Texarkana	Texarkana, TX	29	1967	80%
Texas Portfolio 183	Various / TX	183	1975	80%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Single-Family Residential Units		1,789
Total Units		12,415
(1)	Represents date of last significant renovation or year built if there were no renovations.
(2)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.

Depreciation expense was $74.2 million, $72.9 million and $63.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $5.5 million, $6.6 million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included within other accrued liabilities in the accompanying consolidated balance sheets and totaled $4.3 million and $3.1 million as of December 31, 2021 and 2020, respectively, for the Company’s consolidated real estate investments. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate investments.

Preferred Equity, Loan and Ground Lease Investments

			Actual /
		Actual /	Estimated	Actual / Estimated
		Planned	Initial	Construction
Lease-up Investment Name (1)	Location / Market	Number of Units	Occupancy	Completion
Multifamily
Zoey	Austin, TX	307	4Q 2021	2Q 2022
Reunion Apartments	Orlando, FL	280	3Q 2021	3Q 2022
Total Lease-up Units		587

Development Investment Name (1)
Multifamily
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414	1Q 2022	1Q 2023
Deerwood Apartments	Houston, TX	330	4Q 2022	2Q 2023
Chandler	Chandler, AZ	208	3Q 2023	4Q 2023
Orange City Apartments	Orange City, FL	298	1Q 2023	4Q 2023
Lower Broadway	San Antonio, TX	386	4Q 2023	2Q 2024
Total Multifamily Units		1,876

Single-Family Residential
Willow Park	Willow Park, TX	46	2Q 2022	4Q 2022
The Woods at Forest Hill	Forest Hill, TX	76	1Q 2023	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	1Q 2023	4Q 2023
The Cottages at Warner Robins	Warner Robins, GA	251	3Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	1Q 2023	4Q 2023
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Total Single-Family Units		1,163
Total Development Units		3,039

Operating Investment Name (1)	Location / Market	Number of Units
Multifamily
Alexan CityCentre	Houston, TX	340
Deercross	Indianapolis, IN	372
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (2)	Savannah, GA	168
Hunter’s Pointe (2)	Pensacola, FL	204
Motif	Fort Lauderdale, FL	385
Park on the Square (2)	Pensacola, FL	240
Renew 3030	Mesa, AZ	126
Spring Parc	Dallas, TX	304
The Commons (2)	Jacksonville, FL	328
The Crossings of Dawsonville	Dawsonville, GA	216
The Reserve at Palmer Ranch (2)	Sarasota, FL	320
The Riley	Richardson, TX	262
Water’s Edge (2)	Pensacola, FL	184
Total Multifamily Units		3,748

Single-Family Residential
Peak Housing (3)	IN / MO / TX	474
Total Single-Family Units		474
Total Operating Units		4,222
Total Units		7,848
(1)	Investments in which the Company has a loan, preferred equity or ground lease investment. Operating investments represent stabilized operating investments. Refer to Note 6 and Note 7 for further information.
(2)	These six operating investments are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.
(3)	Peak Housing consists of the Company’s preferred equity investments in a private single-family home REIT (refer to Note 7 for further information). Unit count excludes units presented in the consolidated operating investments table above.

Note 5 — Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the years ended December 31, 2021 and 2020 (dollars in thousands):

			Ownership	Purchase	Mortgage/
Name	Location / Market	Date	Interest	Price	Debt
Multifamily
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500	—	(2)
Chevy Chase	Austin, TX	August 11, 2020	92%	34,500	24,400
Carrington at Perimeter Park	Morrisville, NC	December 1, 2020	100%	52,000	31,301	(3)
Elan	Austin, TX	December 1, 2020	100%	39,500	25,574	(4)
Cielo on Gilbert	Mesa, Arizona	December 23, 2020	90%	74,250	58,000
Windsor Falls	Raleigh, NC	June 17, 2021	100%	48,775	27,442	(5)

Single-Family Residential (6)
Yauger Park Villas	Olympia, WA	April 14, 2021	95%	24,500	15,077	(7)
Wayford at Concord	Concord, NC	June 4, 2021	83%	44,438	—	(8)
Indy	Indianapolis, IN	August 12, 2021	60%	3,785	2,650	(9)
Springfield	Springfield, MO	August 18, 2021	60%	49,000	35,525	(9)
Springtown	Springtown, TX	September 15, 2021	80%	9,350	6,545	(9)
Texarkana	Texarkana, TX	September 21, 2021	80%	3,100	2,170	(9)
Lubbock	Lubbock, TX	September 24, 2021	80%	5,600	3,920	(9)
Granbury	Granbury, TX	September 30, 2021	80%	8,100	5,670	(9)
ILE	TX / SE US	October 4, 2021	95%	57,139	26,839	(10)
Axelrod	Garland, TX	October 5, 2021	80%	4,133	2,893	(9)
Springtown 2.0	Springtown, TX	October 26, 2021	80%	2,985	2,090	(9)
Lubbock 2.0	Lubbock, TX	October 28, 2021	80%	9,275	6,510	(9)
Lynnwood	Lubbock, TX	November 16, 2021	80%	2,448	1,714	(9)
Golden Pacific	KS / MO	November 23, 2021	97%	1,213	—	(8)
Lynnwood 2.0	Lubbock, TX	December 1, 2021	80%	2,490	1,743	(9)
Lubbock 3.0	Lubbock, TX	December 8, 2021	80%	4,574	3,202	(9)
Texas Portfolio 183	Various / TX	December 22, 2021	80%	28,290	19,803	(9)
DFW 189	Dallas-Fort Worth	December 29, 2021	56%	27,670	19,950	(9)
(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	The Company funded $79.9 million of the purchase price with proceeds from its Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 for further information about the Company’s Amended Senior Credit Facility.
(3)	Mortgage balance includes a $27.5 million loan assumption and a $3.8 million supplemental loan secured by the Carrington at Perimeter Park property.
(4)	Mortgage balance includes a $21.2 million loan assumption and a $4.4 million supplemental loan secured by the Elan property.
(5)	Mortgage balance represents a loan assumption secured by the Windsor Falls property.
(6)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(7)	Mortgage balance includes a $10.5 million senior loan assumption and a $4.6 million supplemental loan assumption secured by the Yauger Park Villas property.
(8)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(9)	As part of the acquisition, the Company provided a mortgage or mezzanine loan to the consolidated portfolio owner in the full amount shown. The loan is eliminated in the Company’s consolidated financial statements. Refer to the Peak Housing Financing disclosure in Note 6 for further information.
(10)	The mortgage amount represents the aggregate debt held through five separate credit agreements. Refer to Note 9 for further information.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the year ended December 31, 2021 (amounts in thousands):

Purchase
Price
Allocation
Land	$50,203
Building	273,233
Building improvements	2,907
Land improvements	13,665
Furniture and fixtures	2,132
In-place leases	5,392
Total assets acquired	$347,532
Mortgages assumed	$66,785
Fair value adjustments	2,996
Total liabilities assumed	$69,781

Acquisition of Additional Interests in The Brodie

On April 24, 2020, the Company purchased the non-controlling partner’s interest in The Brodie for $3.5 million, increasing the Company’s interest in the property from 93% to 100%.

Note 6 — Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments as of December 31, 2021 and 2020 (amounts in thousands):

Property	2021	2020
Avondale Hills	$12,874	$1,021
Domain at The One Forty	25,309	24,315
Motif	85,375	75,436
Reunion Apartments	11,382	8,161
The Hartley at Blue Hill, formerly The Park at Chapel Hill	38,942	36,927
Vickers Historic Roswell	—	12,048
Total	$173,882	$157,908
Provision for credit losses	(393)	(174)
Total, net	$173,489	$157,734

Provision for Credit Losses

As of December 31, 2021, the Company’s provision for credit losses on its loan investments was $0.4 million on a carrying amount of $173.9 million of these investments. The provision for credit losses of the Company’s loan investments for the years ended December 31, 2021 and 2020 are summarized in the table below (amounts in thousands):

	2021	2020
Beginning balance as of January 1	$174	$—
Provision for credit loss on pool of assets, net (1)	219	174
Ending balance	$393	$174

(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The increase in the provision during the year ended December 31, 2021 was the result of an extension of loan maturity dates and an increase in the trailing twelve-month historical default rate, partially offset by the removal of one investment from the pool of assets.

Following is a summary of the interest income from loan and ground lease investments for the years ended December 31, 2021 and 2020 (amounts in thousands):

Property	2021	2020
Arlo (1)	$—	$4,161
Avondale Hills	1,124	3
Corpus	219	—
Domain at The One Forty	985	1,311
Jolin	84	—
Motif (2)	7,162	9,549
Novel Perimeter (1)	—	3,084
Reunion Apartments	1,207	176
The Hartley at Blue Hill	4,149	3,077
Vickers Historic Roswell (1)	903	1,733
Zoey (3)	1,129	232
Total	$16,962	$23,326
(1)	In the fourth quarter 2020, the Arlo and Novel Perimeter properties were sold. In the second quarter 2021, the Vickers Historic Roswell property was sold. Each mezzanine loan provided by the Company was paid off in full upon the sale of each property.
(2)	The Motif interest income amount for the year ended December 31, 2021 is net of a ($3.0) million adjustment for straight line income recognition. The adjustment results from a reduced loan rate in the upcoming years as part of the amended and restated mezzanine loan agreement as noted below.
(3)	The ground lease project is under development and the full leasehold improvement allowance of $20.4 million has been fully funded and is included within accounts receivable, prepaids and other assets in the Company’s consolidated balance sheets.

The occupancy percentages of the Company’s mezzanine loan investment properties at December 31, 2021 and 2020 are as follows:

Property	2021	2020
Avondale Hills	(1)	(2)
Domain at The One Forty	94.6%	92.6%
Motif	91.2%	62.1%
Reunion Apartments	66.4%	(2)
The Hartley at Blue Hill	(1)	(2)
(1)	The development had not commenced lease-up as of December 31, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

Arlo Mezzanine Loan Financing

The Company provided a $32.0 million mezzanine loan (the “Arlo Mezz Loan”) to BR Morehead JV Member, LLC (the “Arlo JV Member”), an affiliate of BRG Manager, LLC (the “former Manager”). The Arlo Mezz Loan was secured by Arlo JV Member’s approximate 95.0%  interest in a joint venture along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”), an affiliate of the former Manager, and an unaffiliated third party, which developed a 286-unit Class A apartment community located in Charlotte, North Carolina. The Arlo Mezz Loan was to mature on July 1, 2025 or earlier upon the occurrence of certain events, including the date of sale or transfer of the property. The Arlo Mezz Loan bore interest at a fixed rate of 15% and could be prepaid without penalty.

The Arlo property was sold on December 15, 2020. Refer to Note 3 for further information.

Avondale Hills Mezzanine Loan Financing

On September 30, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $11.7 million, of which all had been funded as of December 31, 2021, to an unaffiliated third party which is developing a 240-unit Class A apartment community located in Decatur, Georgia known as Avondale Hills. The loan matures on October 5, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

Corpus and Jolin Bridge Loan Financing

On July 9, 2021, the Company provided a $6.8 million bridge loan to the operating partnership of Peak Housing REIT (the “Peak REIT OP”), an unaffiliated private single-family home REIT, for Corpus, an 81-unit, stabilized portfolio of single-family residential homes located in the Corpus Christi, Texas market. On August 6, 2021, the Company provided a $3.1 million bridge loan to the Peak REIT OP for Jolin, a 24-unit, stabilized portfolio of single-family residential homes located in the Weatherford, Texas market. Both the Corpus and Jolin bridge loans bore interest at a fixed rate of 7.0% with regular monthly payments that were interest-only. At the time each bridge loan was provided, the Company also made a preferred equity investment in the Peak REIT OP for Corpus and Jolin on which the Company earned a 10.0% per annum return on its investments.

On December 22, 2021, the Company and Peak REIT OP entered into an agreement to recapitalize the Corpus and Jolin portfolios. As part of the recapitalization, both Corpus and Jolin, along with two portfolios of homes previously owned solely by Peak REIT OP, were combined into one portfolio known as Texas Portfolio 183 which was contributed into the existing joint venture between the Company and the Peak REIT OP. The Company, through a contribution to the joint venture, made a common equity investment in Texas Portfolio 183 and provided a mezzanine loan of $19.8 million to the portfolio owner. The Company received full payoffs, including any accrued but unpaid interest, of both the Corpus and Jolin bridge loans from the Peak REIT OP. Additionally, the Company’s original preferred equity investments in the Peak REIT OP for Corpus and Jolin were amended to reduce the preferred return rate from 10.0% to 8.0% per annum. Refer to the Peak Housing Financing disclosure below for further information on the elimination of the mezzanine loan through consolidation. Refer to the Peak Housing Interests disclosure in Note 7 for further information about the Company’s preferred equity investments in the Peak REIT OP.

Domain at The One Forty Mezzanine Loan Financing

The Company provided a $24.5 million mezzanine loan to BR Member Domain Phase 1, LLC (the “Domain JV Member”), an affiliate of the former Manager. On June 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the "Domain Mezz Loan") with Domain JV Member to: (i) increase the Company's loan commitment to $27.4 million, of which $25.2 million had been funded as of December 31, 2021, and (ii) extend the maturity date of the loan to June 29, 2024 or earlier upon the occurrence of certain events, including the date of sale or transfer of the property. The Domain Mezz Loan is secured by Domain JV Member’s approximate 95% interest in a joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 299-unit Class A apartment community located in Garland, Texas known as Domain at The One Forty. The mezzanine loan bore interest at 15% in 2019, 5.5% in 2020, and 4.0% in 2021, and bears interest at 3.0% in 2022 and thereafter, with regular monthly payments being interest-only. The Domain Mezz Loan can be prepaid without penalty. The Company has a 50.0% participation in any profits achieved in a sale after repayment of the Domain Mezz Loan and the Company and Fund II each receive full return of their respective capital contributions.

In conjunction with the Domain at The One Forty development, the Domain at The One Forty property owner, which is owned by an entity in which the Company has an equity interest, (i) entered into a $30.3 million construction loan (the “Domain Construction Loan”) with an unaffiliated party, which was secured by the Domain at The One Forty property, and (ii) entered into a $6.4 million mezzanine loan with an unaffiliated party, which was secured by the membership interest in the joint-venture which developed the Domain at The One Forty property. On December 12, 2019, the Domain at The One Forty property owner refinanced the Domain Construction Loan and entered into a $39.2 million senior mortgage loan (the “Domain Senior Loan”) secured by the Domain at The One Forty property and used the proceeds in part to pay off the outstanding balances, in full, of the Domain Construction Loan and mezzanine loan.  The Domain Senior Loan matures on January 5, 2023 and bears interest at the greater of 3.95% or one-month LIBOR plus 2.20% with interest-only payments through the initial term of the loan. The Domain Senior Loan contains two one-year extension options and can be prepaid without penalty.

Motif Loan Financing

The Company provided a $74.6 million mezzanine loan (the “Motif Mezz Loan”) to BR Flagler JV Member, LLC (the “Motif JV Member”), an affiliate of the former Manager. The Motif Mezz Loan is secured by Motif JV Member’s 97% interest in a joint venture along with Fund II and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the former Manager, and an unaffiliated third party, which developed a 385-unit Class A apartment community located in Fort Lauderdale, Florida known as Motif. In March 2020, the Company received a paydown of $8.0 million on the Motif Mezz Loan, and in May 2020, at the request of Motif JV Member, the Company amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif JV Member. The Company funded the full $8.0 million during the second quarter 2020 to Motif JV Member, increasing the outstanding Motif Mezz Loan balance to $74.6 million.

In conjunction with the Motif development, the Motif property owner, which is owned by an entity in which the Company has an equity interest, entered into an approximately $70.4 million construction loan (the “Motif Construction Loan”) with an unaffiliated party, which was secured by the Motif development. On January 27, 2021, the Motif property owner entered into a $88.8 million bridge loan (the “Motif Bridge Loan”) secured by the Motif property and used the proceeds in part to pay off the outstanding balance, in full, of the Motif Construction Loan. The Motif Bridge Loan matures on August 1, 2023, contains a six-month extension option, subject to certain conditions, and bears interest at the greater of 3.85% or one-month LIBOR plus 3.70% with interest-only payments through the term of the loan. The Motif Bridge Loan may be prepaid, subject to an exit fee, without prepayment penalties if prepayment is being made in connection with the lender providing a permanent mortgage loan, or February 1, 2022 otherwise.

On March 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the “Amended Motif Mezz Loan”) with Motif JV Member to increase its loan commitment to $88.6 million, of which $84.4 million had been funded as of December 31, 2021. As part of the agreement, the Company agreed to reduce, after December 31, 2021, the Amended Motif Mezz Loan’s fixed rate of 12.9% per annum as follows: 9.0% per annum for the calendar year 2022 and 6.0% per annum for the calendar year 2023 and thereafter, with regular monthly payments being interest-only. In conjunction with entering the Amended Motif Mezz Loan, the Company entered into an amended operating agreement for Motif JV Member with Fund II and Fund III. In consideration for the Company reducing the Amended Motif Mezz Loan interest rate, Fund II and Fund III agreed to (a) admit BRG Flagler Village Profit Share, LLC (the “Motif PS”), a wholly-owned subsidiary of the Company, as an additional member of Motif JV Member, (b) grant Motif PS a 50% participation in any profits achieved in a sale after repayment of the Amended Motif Mezz Loan and the Company, Fund II and Fund III each receive full return of their respective capital contributions, and (c) grant the Company a right to compel Motif JV Member to refinance and/or sell the Motif property beginning January 1, 2023. The Amended Motif Mezz Loan matures on March 29, 2026 and can be prepaid without penalty.

Novel Perimeter Mezzanine Loan Financing

The Company provided a $23.8 million mezzanine loan (the “Perimeter Mezz Loan”) to BR Perimeter JV Member, LLC (the “Perimeter JV Member”), an affiliate of the former Manager. The Perimeter Mezz Loan was secured by Perimeter JV Member’s approximate 60% interest in a joint venture along with Fund III and an unaffiliated third party, which developed a 320-unit Class A apartment community located in Atlanta, Georgia known as Novel Perimeter.  The Perimeter Mezz Loan was to mature on December 29, 2021, bore interest at a fixed rate of 15.0% and could be prepaid without penalty.

The Novel Perimeter property was sold on December 9, 2020. Refer to Note 3 for further information.

Peak Housing Financing

During 2021, the Company made common and preferred equity investments, along with the Peak REIT OP, in the following portfolios of single-family residential homes: Axelrod, DFW 189, Granbury, Indy, Lubbock, Lubbock 2.0, Lubbock 3.0, Lynnwood, Lynnwood 2.0, Springfield, Springtown, Springtown 2.0, Texarkana and Texas Portfolio 183. These fourteen portfolios are part of Peak Housing (refer to Note 7 for further information about the Company’s preferred equity investment therein). In addition to its common and preferred equity investments, the Company, through wholly-owned lender-entities, provided the full mortgage or mezzanine loan to each of the fourteen respective portfolio owners. These portfolio owners are owned by joint ventures in which the Company has its common equity investments along with Peak REIT OP. To determine if consolidation of the joint ventures was appropriate, the Company evaluated the basis of consolidation under ASC 810: Consolidation using the voting interest equity method as it had determined that the joint ventures were not variable interest entities. As the Company has controlling voting interests and substantive participating rights of the joint ventures under the operating agreements, the Company determined that consolidation of the joint ventures was appropriate. As the entities through which the Company provided the loans (the lender-entities) and the entities to which the loans were provided (the property owners) consolidate into the Company’s financial statements, the loan receivable balances and the loan payable balances are eliminated through consolidation and therefore are not reflected in the Company’s consolidated balance sheets. In addition, the Company’s pro rata share of each loan’s interest expense incurred through the portfolio owner partially offsets, through consolidation, the Company’s interest income for each loan recognized at the wholly-owned lender-entity. The remaining interest income, which is attributable to interest incurred by Peak REIT OP as the noncontrolling interest in each portfolio, is reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations. Through its impact on the net operations of the portfolio, Peak REIT OP’s pro rata share of each loan’s interest expense is reflected in net income (loss) attributable to noncontrolling interests partially owned properties in the Company’s consolidated statements of operations.

The Hartley at Blue Hill Loan Financing, formerly The Park at Chapel Hill

The Company provided a mezzanine loan (the “Hartley Mezz Loan”, formerly the Chapel Hill Mezz Loan) in an amount up to $40.0 million to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), of which $29.5 million was funded upon execution of the agreement.  BR Chapel Hill JV owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Bluerock Special Opportunity + Income Fund, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. In March 2020, the Company received a paydown of $21.0 million on the Hartley Mezz Loan, and in May 2020, at the borrower’s request, the Company amended the Hartley Mezz Loan agreement to permit the Hartley Mezz Loan borrower to re-borrow $2.0 million. The Company funded the full $2.0 million during the second quarter 2020 to the Hartley Mezz Loan borrower, increasing the outstanding Hartley Mezz Loan balance to $10.5 million.

In conjunction with the Hartley Mezz Loan, the Company provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in The Hartley at Blue Hill property. The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum.  Regular monthly payments are interest-only during the initial term.  The senior loan can be prepaid without penalty. As of December 31, 2021, the senior loan remains outstanding in full.

On August 18, 2020, the Company entered into an amended and restated mezzanine loan agreement (the “Amended Hartley Mezz Loan”, formerly the Amended Chapel Hill Mezz Loan) with BR Chapel Hill JV. As part of the Amended Hartley Mezz Loan, (i) the Company’s maximum loan commitment was adjusted to $31.0 million, including all previously advanced amounts outstanding, from the previous commitment amount of $40.0 million, and (ii) the interest rate on the loan was increased to 11.75% per annum from the previous rate of 11% per annum, with 5.25% paid current and 6.5% accrued. As of December 31, 2021, all amounts had been funded under the Amended Hartley Mezz Loan. The Amended Hartley Mezz Loan matures on March 31, 2024 or earlier upon the occurrence of certain events, including the date of sale or transfer of property, and can be prepaid without penalty. The loan maturity events and the ability of the loan to be prepaid without penalty did not change from the previous loan.

The Hartley at Blue Hill property was sold in February 2022. Refer to Note 16 for further information.

Reunion Apartments Mezzanine Loan Financing

On July 1, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $10.0 million, of which all had been funded as of December 31, 2021, to an unaffiliated third party which is developing a 280-unit Class A apartment community located in Orlando, Florida known as Reunion Apartments. The loan matures on December 30, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

The Reunion Apartments property was sold in February 2022. Refer to Note 16 for further information.

Vickers Historic Roswell Mezzanine Loan Financing

The Company provided an $12.4 million mezzanine loan (the “Vickers Mezz Loan”) to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of the former Manager. The Vickers Mezz Loan was secured by Vickers JV Member’s approximate 80% interest in a joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan was to mature on February 26, 2022 or earlier upon the occurrence of certain events, including the date of sale or transfer of the property. The Vickers Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments that were interest-only and could be prepaid without penalty.

The Vickers Historic Roswell property was sold on June 29, 2021. Refer to Note 3 for further information.

Note 7 — Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of December 31, 2021 and 2020 is summarized in the table below (amounts in thousands):

Property	2021	2020
Alexan CityCentre	$18,261	$15,063
Alexan Southside Place (1)	—	26,038
Chandler	3,305	—
Deercross	4,000	—
Deerwood Apartments	9,245	—
Lower Broadway	908	—
Mira Vista (2)	—	5,250
Peak Housing	20,319	—
Renew 3030	7,060	—
Spring Parc	8,000	—
Strategic Portfolio (3)	28,212	27,054
The Conley (2)	—	15,036
The Cottages at Myrtle Beach	9,034	—
The Cottages of Port St. Lucie	7,260	—
The Crossings of Dawsonville	10,450	—
The Riley	6,961	—
The Woods at Forest Hill	442	—
Thornton Flats (2)	—	4,600
Wayford at Concord (4)	—	6,500
Willow Park	2,540	—
Other	64	97
Total	$136,061	$99,638
Provision for credit losses	(371)	(16,153)
Total, net	$135,690	$83,485

(1)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.
(2)	The Company’s preferred equity investment was redeemed in 2021. Refer to Note 3 for further information.
(3)	Georgetown Crossing, Hunter’s Pointe, Park on the Square, The Commons, The Reserve at Palmer Ranch and Water’s Edge are collectively known as the Strategic Portfolio.
(4)	On June 4, 2021, the Company’s preferred equity investment in Wayford at Concord was redeemed. Refer to the Wayford at Concord Interests disclosure below for further information.

Provision for Credit Losses

As of December 31, 2021, the Company’s provision for credit losses on its preferred equity investments was $0.4 million on a carrying amount of $136.1 million of these investments. The provision for credit losses of the Company’s preferred equity investments for the years ended December 31, 2021 and 2020 are summarized in the table below (amounts in thousands):

	2021	2020
Beginning balance as of January 1	$16,153	$—
Provision for credit loss on pool of assets (1)	148	223
Provision for credit loss – Alexan Southside Place (2)	(15,930)	15,930
Ending balance	$371	$16,153
(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the year ended December 31, 2021 was primarily the result of the removal of eight investments from the pool of assets, partially offset by an increase in the trailing twelve-month historical default rate.
(2)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

As of December 31, 2021, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in twenty joint ventures.

Eighteen of the twenty equity investments, Alexan CityCentre, Chandler, Deercross, Deerwood Apartments, Lower Broadway, Orange City Apartments, Peak Housing, Renew 3030, Spring Parc, Strategic Portfolio, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The Crossings of Dawsonville, The Riley, The Woods at Forest Hill, Wayford at Innovation Park and Willow Park are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily property.

Two of the twenty equity investments, Domain at The One Forty and Motif, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company had previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2021, 2020 and 2019 is summarized below (amounts in thousands):

Property	2021	2020	2019
Alexan CityCentre	$2,952	$2,502	$2,108
Alexan Southside Place	—	1,281	1,583
Chandler	91	—	—
Deercross	221	—	—
Deerwood Apartments	174	—	—
Helios (1)	—	(133)	1,343
Leigh House	—	2	1,155
Lower Broadway	3	—	—
Mira Vista	391	539	155
Peak Housing	1,030	—	—
Renew 3030	251	—	—
Riverside Apartments	—	1,662	879
Spring Parc	401	—	—
Strategic Portfolio	3,617	2,121	33
The Conley	405	1,966	1,375
The Cottages at Myrtle Beach	300	—	—
The Cottages of Port St. Lucie	227	—	—
The Crossings of Dawsonville	518	—	—
The Riley	649	—	—
The Woods at Forest Hill	2	—	—
Thornton Flats	420	415	110
Wayford at Concord	364	839	121
Whetstone Apartments	—	56	935
Willow Park	51	—	—
Total preferred returns on unconsolidated joint ventures	$12,067	$11,250	$9,797
(1)	Of the net loss incurred at Helios for the year ended December 31, 2020, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at December 31, 2021 and 2020 are as follows:

Property	2021	2020
Alexan CityCentre	94.1%	94.1%
Chandler	(1)	(2)
Deercross	86.8%	—
Deerwood Apartments	(1)	—
Lower Broadway	(1)	—
Orange City Apartments	(1)	—
Peak Housing	92.8%	—
Renew 3030	96.8%	—
Spring Parc	98.4%	—
Strategic Portfolio
Georgetown Crossing	97.0%	88.7%
Hunter’s Pointe	98.5%	99.0%
Park on the Square	95.4%	97.5%
The Commons	97.6%	93.9%
The Reserve at Palmer Ranch	97.5%	—
Water’s Edge	97.3%	99.5%
The Cottages at Myrtle Beach	(1)	—
The Cottages at Warner Robins	(1)	—
The Cottages of Port St. Lucie	(1)	—
The Crossings of Dawsonville	98.1%	—
The Riley	97.3%	—
The Woods at Forest Hill	(1)	—
Wayford at Innovation Park	(1)	—
Willow Park	(1)	—
(1)	The development had not commenced lease-up as of December 31, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

Alexan CityCentre Interests

The Company made an $18.3 million preferred equity investment in a joint venture along with Bluerock Growth Fund, LLC (“BGF”), Bluerock Growth Fund II, LLC (“BGF II”), Fund II and Fund III, all affiliates of the former Manager, and an unaffiliated third party (the “Alexan CityCentre JV”), which developed a 340-unit Class A apartment community located in Houston, Texas, known as Alexan CityCentre. The Company earns a preferred return of 15.0% and 20.0% on its $6.5 million and $11.8 million preferred equity investments, respectively. The Alexan CityCentre JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loans, detailed below, including extension and refinancing, or any earlier acceleration or due date.

The Alexan CityCentre property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $55.1 million construction loan modification agreement, which was secured by its interest in the Alexan CityCentre property. In April 2019, the Alexan CityCentre owner: (i) entered into a $46.0 million senior mortgage loan, (ii) entered into a $11.5 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the outstanding balance, in full, of the construction loan. The loans bear interest at the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan, with regular monthly payments that are interest-only. The senior loan and mezzanine loan both: (i) have initial maturity dates of May 9, 2022, (ii) contain two one-year extension options, and (iii) can be prepaid in whole prior provided the lender receives a stated spread maintenance premium.

Alexan CityCentre, the property underlying the Company’s preferred equity investment, was sold in January 2022. Refer to Note 16 for further information.

Alexan Southside Place Interests

The Company made a $24.9 million preferred equity investment in a joint venture along with Fund II and Fund III (together, the "Funds"), affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place was developed upon a tract of land under an 85-year ground lease.  The joint venture adopted ASU No. 2016-02 as of January 1, 2019, and as such, had recorded a right-of-use asset and lease liability of $17.1 million as of December 31, 2020. The Company earned per annum returns on its investment as follows: 6.5% in 2019, 5.0% in 2020 and 3.5% in 2021. The Alexan Southside JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on November 9, 2022 or earlier upon the occurrence of certain events.

On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

Alexan Southside Place Provision for Credit Loss

Consistent with the overall Houston – Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. At the time in the fourth quarter 2020, it was expected that the overall submarket would rebound over the next twenty-four to thirty-six months, though it was more likely than not that the joint venture would sell before recovery. As a result of this change in the submarket and the impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture would sell before recovery (which it did sell in March 2021 as disclosed above), the risk characteristics of the investment, such as investment duration, had changed; the investment was removed from the pool analysis for credit losses under CECL and the investment was evaluated separately through an individual investment recoverability analysis. This separate analysis deemed the investment was not fully recoverable, and as a result, a $15.9 million provision for credit loss was recorded in the fourth quarter 2020. The credit loss on this asset was a result of writing down the Company’s investment to equal its estimated value. The estimated value was based on a letter of intent to purchase the property from an unrelated third party which was received by the joint venture. Refer to Note 2 for further information regarding CECL.

Chandler Interests, formerly Encore Chandler

In December 2020, the Company entered into a joint venture agreement with an unaffiliated third party (the “Chandler JV”, formerly Encore JV) to develop an approximately 208-unit, Class A apartment community located in Chandler, Arizona to be known as Chandler. The Company made a commitment to invest in $10.2 million of preferred equity interests in the Chandler JV, of which $3.3 million had been funded as of December 31, 2021. The Company will earn a 13% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and the senior loan debt service from the preceding month. The Chandler JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on December 31, 2026 (the “redemption date”) or earlier upon the occurrence of certain events. The redemption date can be extended through two (2) one year extension options, subject to certain conditions.

In conjunction with the Chandler development, the Chandler property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $31.0 million construction loan, of which none was outstanding as of December 31,2021. The loan matures on December 30, 2024 and is secured by the fee simple interest in the Chandler property. The loan contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.00% or one-month LIBOR plus  2.50%. Regular monthly payments are interest-only through the earlier of December 2023 or upon the development achieving certain debt service conditions, with future monthly payments based on thirty-year amortization.

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

In conjunction with the Deercross investment, the Deercross property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into an $18.9 million senior mortgage loan. The loan matures on June 1, 2033 and is secured by the fee simple interest in the Deercross property. The loan bears interest at a fixed rate of 4.66% with interest-only monthly payments through June 2025 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until December 1, 2032.

Deerwood Apartments Interests

On June 16, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Deerwood JV”) to develop an approximately 330-unit, Class A apartment community located in Houston, Texas to be known as Deerwood Apartments. The Company made a commitment to invest $16.5 million of preferred equity interests in the Deerwood JV, of which $9.2 million had been funded as of December 31, 2021. The Company will earn an 11.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Deerwood JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on the date the construction loan is due and payable (as noted below) or earlier upon the occurrence of certain events.

In conjunction with the Deerwood Apartments development, the Deerwood Apartments property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $39.5 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on June 16, 2026 and is secured by the fee simple interest in the Deerwood Apartments property. The loan contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.35% or one-month LIBOR plus 2.75%, with the potential for a reduced spread upon achieving a certain debt service coverage ratio. Regular monthly payments are interest-only through June 2025, with future monthly payments based on thirty-year amortization.

Helios Interests

The Company made a $19.2 million preferred equity investment in a joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Helios JV”), which developed a 282-unit Class A apartment community located in Atlanta, Georgia known as Helios.

In December 2019, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in the joint venture from Fund III and the Helios JV for $2.5 million and $1.8 million, respectively, based on fair market value after consideration of the $19.2 million preferred equity investment previously funded by the Company.  As ownership in the Helios real property was in the form of undivided interests, the Company continued to account for the Helios property under the equity method as of December 31, 2019.

The Company closed on the sale of the Helios investment on January 8, 2020. Refer to Note 3 for further information.

Lower Broadway Interests

On July 15, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Lower Broadway JV”) to develop an approximately 386-unit, Class A apartment community located in San Antonio, Texas to be known as Lower Broadway. The Company made a commitment to invest in $15.8 million of preferred equity interests in the Lower Broadway JV, of which $0.9 million had been funded as of December 31, 2021. The Company will earn a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Lower Broadway JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on July 15, 2027 (the “redemption date”) or earlier upon the occurrence of certain events. The redemption date can be extended through two (2) one year extension options, subject to certain conditions.

In conjunction with the Lower Broadway development, the Lower Broadway property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $51.0 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on July 15, 2025 and is secured by the fee simple interest in the Lower Broadway property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at one-month LIBOR plus 2.55% with interest-only monthly payments during the term of the loan.

Mira Vista Interests

In September 2019, the Company made a $5.3 million preferred equity investment in a joint venture (the “Mira Vista JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Mira Vista. The Company earned a 7.0% current return and a 3.1% accrued return, for a total preferred return of 10.1% per annum. The Mira Vista JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on January 1, 2030 or earlier upon the occurrence of certain events.

On September 23, 2021, the Company's preferred equity investment in Mira Vista was redeemed. Refer to Note 3 for further information.

Orange City Apartments Interests

On July 26, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the "Orange City JV") to develop an approximately 298-unit, Class A apartment community located in Orange City, Florida to be known as Orange City Apartments. The Company made a commitment to invest in $15.1 million of preferred equity interests in the Orange City JV, of which none had been funded as of December 31, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 13.0% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Orange City JV is required to redeem the Company's preferred membership interest plus any accrued but unpaid preferred return on July 26, 2024 (the "redemption date") or earlier upon the occurrence of certain events. The redemption date can be extended through two (2) one year extension options, subject to certain conditions.

In conjunction with the Orange City Apartments development, the Orange City Apartments property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $36.3 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on July 15, 2024 and is secured by the fee simple interest in the Orange City Apartments property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.75% with interest-only monthly payments during the term of the loan.

Peak Housing Interests

On April 12, 2021, the Company made a $10.7 million preferred equity investment in the Peak REIT OP for a portfolio of 474 single-family residential homes located throughout Texas. During the third and fourth quarters 2021, the Company made additional preferred equity investments totaling $9.6 million in the Peak REIT OP which is cross-collateralized by an additional fourteen portfolios representing an aggregate of 1,097 single-family residential homes.

Of the Company's total $20.3 million preferred equity investment in the Peak REIT OP, the Company earns a 7.0% current return and a 3.0% accrued return on $16.0 million of its investment, for a total preferred return of 10.0% per annum. On its remaining $4.3 million investment, the Company earns a 4.0% current return and a 4.0% accrued return, for a total preferred return of 8.0% per annum. The current returns shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current returns not paid monthly shall be accrued at a rate of 15% per annum. The homes in Peak Housing are subject to individual mortgage debt in the aggregate amount of $146.6 million. The Peak REIT OP is required to redeem the Company's preferred equity interest plus any accrued preferred return in each property, on a pro rata basis, on the earlier date of: (i) the third anniversary on which the Company made its preferred equity investment, with the option for two (2) one-year extensions, subject to certain conditions, (ii) the sale of a property, (iii) the refinancing of the loan related to a property, or (iv) the maturity date of a property loan.

Renew 3030 Interests

On August 31, 2021, the Company made a $7.1 million preferred equity investment in a joint venture (the "Renew 3030 JV") with an unaffiliated third party for Renew 3030, a 126-unit, stabilized property located in Mesa, Arizona. The Company earns a 6.0% current return and a 4.5% accrued return on its investment, for a total preferred return of 10.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Renew 3030 JV is required to redeem the Company's preferred equity interest plus any accrued preferred return on the earlier date of the maturity of the senior mortgage loan (refer to below) or its repayment in full.

In conjunction with the Renew 3030 investment, the Renew 3030 property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $13.6 million senior mortgage loan. The loan matures on May 1, 2030 and is secured by the fee simple interest in the Renew 3030 property. The loan bears interest at a fixed rate of 3.52% with interest-only monthly payments through May 2025 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until February 1, 2030.

Riverside Apartments Interests

The Company made a $13.9 million preferred equity investment in a joint venture (the "Riverside JV") with an unaffiliated third party which developed a 222-unit Class A apartment community located in Austin, Texas known as Riverside Apartments. The Company earned an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5% per annum. The Riverside JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 21, 2023 or earlier upon the occurrence of certain events.

On December 22, 2020, the Company’s preferred equity investment in Riverside Apartments was redeemed. Refer to Note 3 for further information.

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

In conjunction with the Spring Parc investment, the Spring Parc property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $30.1 million senior mortgage loan. The loan matures on March 1, 2028 and is secured by the fee simple interest in the Spring Parc property. The loan bears interest at the 30-day average SOFR plus 2.49% with interest-only monthly payments through March 2023 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to a 1% prepayment penalty until December 1, 2027.

Strategic Portfolio Interests

In 2019 and 2020, the Company made preferred equity investments totaling $27.0 million in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following eight stabilized properties: Belmont Crossing, located in Smyrna, Georgia; Georgetown Crossing, located in Savannah, Georgia; Sierra Terrace and Sierra Village, both located in Atlanta, Georgia; The Commons, located in Jacksonville, Florida; and Hunter's Pointe, Park on the Square and Water's Edge, all located in Pensacola, Florida. These eight properties were collectively known as the Strategic Portfolio. The Company earned a 7.5% current return and a 3.0% accrued return on its investment, for a total preferred return of 10.5% per annum.

On June 10, 2021, the Company made an additional preferred equity investment of $11.4 million in the Strategic JV for The Reserve at Palmer Ranch, a 320-unit, stabilized property located in Sarasota, Florida. The Reserve at Palmer Ranch was previously owned by the Company and sold on June 10, 2021 to its partner in the Strategic JV (refer to Note 3 for further information). For its investment related to The Reserve at Palmer Ranch, the Company earns a 6.35% current return and a 5.15% accrued return on its investment, for a total preferred return of 11.5% per annum.

On December 29, 2021, the Company’s original preferred equity investments in Belmont Crossing, Sierra Terrace and Sierra Village in the aggregate amount of $10.2 million were redeemed. Refer to the Sale of Strategic Portfolio Interests (partial) disclosure in Note 3 for further information.

The Company continues to earn a 7.5% current return and a 3.0% accrued return, for a total preferred return of 10.5% per annum, on its preferred equity investments in Georgetown Crossing, Hunter's Pointe, Park on the Square, The Commons and Water's Edge. These five properties, along with The Reserve at Palmer Ranch, are collectively known as the Strategic Portfolio. All current returns shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current returns not paid monthly shall be accrued. The Strategic JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return in each property on the earlier date of: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan. The remaining six properties in the Strategic Portfolio are subject to individual property mortgage debt in the aggregate amount of $129.3 million.

The Conley Interests

The Company made a $15.2 million preferred equity investment in a joint venture (the “The Conley JV”) with an unaffiliated third party which developed a 259-unit Class A apartment community located in Leander, Texas known as The Conley. The Company earned an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5% per annum. The Conley JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on October 29, 2023 or earlier upon the occurrence of certain events.

On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.

The Cottages at Myrtle Beach Interests

On September 9, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages MB JV”) to develop approximately 294-build for rent, single-family residential homes in Myrtle Beach, South Carolina. The Company made a commitment to invest $17.9 million of preferred equity interests in the Cottages MB JV, of which $9.0 million had been funded as of December 31, 2021. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages MB JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Myrtle Beach investment, The Cottages at Myrtle Beach property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $40.2 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on March 9, 2025 and is secured by the fee simple interest in The Cottages at Myrtle Beach property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.10% or one-month LIBOR plus 2.60% with interest-only monthly payments through the initial term of the loan.

The Cottages at Warner Robins Interests

On December 8, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the "Cottages WR JV") to develop approximately 251-build for rent, single-family residential homes in Warner Robins, Georgia. The Company made a commitment to invest $13.3 million of preferred equity interests in the Cottages WR JV, of which none had been funded as of December 31, 2021. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages WR JV is required to redeem the Company's preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages at Warner Robins investment, The Cottages at Warner Robins property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $34.5 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on April 5, 2025 and is secured by the fee simple interest in The Cottages at Warner Robins property. The loan contains an extension option to December 5, 2026, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at one-month Term SOFR plus 3.10% with interest-only monthly payments through the initial term of the loan.

The Cottages of Port St. Lucie Interests

On August 26, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Cottages St. Lucie JV”) to develop approximately 286-build for rent, single-family residential homes in Port St. Lucie, Florida. The Company made a commitment to invest $18.8 million of preferred equity interests in the Cottages St. Lucie JV, of which $7.3 million had been funded as of December 31, 2021. The Company will earn a 14.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Cottages St. Lucie JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Cottages of Port St. Lucie investment, The Cottages of Port St. Lucie property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $45.2 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on August 26, 2024 and is secured by the fee simple interest in The Cottages of Port St. Lucie property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.75% with interest-only monthly payments through the initial term of the loan.

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

In conjunction with The Crossings of Dawsonville investment, The Crossings of Dawsonville property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $37.6 million senior mortgage loan. The loan matures on August 1, 2033 and is secured by the fee simple interest in The Crossings of Dawsonville property. The loan bears interest at a fixed rate of 3.28% with interest-only monthly payments through August 2026 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until April 29, 2033.

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

In conjunction with The Riley investment, The Riley property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $44.1 million senior mortgage loan. The loan matures on March 9, 2024, contains two (2) one-year extension options, subject to certain conditions, and is secured by the fee simple interest in The Riley property. The loan bears interest at the greater of 3.50% or one-month LIBOR plus 3.35% with interest-only payments during the initial term of the loan. The loan can only be prepaid in full and is subject to yield maintenance through June 9, 2022.

The Woods at Forest Hill Interests

On December 20, 2021, the Company entered into a joint venture agreement with Peak Housing REIT (the “Woods JV”) to develop approximately 76-build for rent, single-family residential homes in Forest Hill, Texas. The Company made a commitment to invest $3.3 million of preferred equity interests in the Woods JV, of which $0.4 million had been funded as of December 31, 2021. The Company will earn a 13% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Woods JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with The Woods at Forest Hill development, The Woods at Forest Hill property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into an $8.3 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on December 20, 2024 and is secured by the fee simple interest in The Woods at Forest Hill property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid subject to a make whole premium. The loan bears interest on the amount drawn at the greater of 4.75% or the prime rate plus 1.50% with interest-only monthly payments through July 2024 and future monthly payments based on twenty-five-year amortization.

Thornton Flats Interests

In September 2019, the Company made a $4.6 million preferred equity investment in a joint venture (the “Thornton JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Thornton Flats. The Company earned an 8.0% current return and a 1.0% accrued return for a total preferred return of 9.0% per annum. On August 26, 2021, the Company, in accordance with terms as set forth in the Thornton Flats operating agreement, funded an additional $0.8 million of preferred equity interests in the Thornton JV, increasing the Company's total preferred equity investment in the Thornton JV to $5.3 million. The Thornton JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on September 25, 2024 or earlier upon the occurrence of certain events.

On December 14, 2021, the Company's preferred equity investment in Thornton Flats was redeemed. Refer to Note 3 for further information.

Wayford at Concord Interests

The Company made a $6.5 million preferred equity investment in a joint venture (the “Wayford JV”) with an unaffiliated third party which developed 150-build for rent, single-family residential homes in Concord, North Carolina known as Wayford at Concord. The Company earned a 9.0% current return and a 4.0% accrued return for a total preferred return of 13.0% per annum. The Wayford JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 9, 2023 or earlier upon the occurrence of certain events.

In conjunction with the Wayford at Concord development, the Wayford at Concord property owner, which was owned by an entity in which the Company had a preferred equity interest, entered into a $22.3 million construction loan. The loan was to mature on November 9, 2021 and was secured by the fee simple interest in the Wayford at Concord property. The loan bore interest on the amount drawn at one-month LIBOR plus 2.50% with regular monthly payments that were interest-only. The loan could be prepaid without penalty.

On June 4, 2021, the Company, along with an unaffiliated third party, purchased the interests in the Wayford at Concord property, the underlying asset of the Wayford JV, from the Company’s Wayford JV partner for $44.4 million. The Company acquired an 83% interest in Wayford at Concord. In conjunction with the sale, the Company’s preferred equity investment was redeemed by the Wayford JV for $7.0 million, which included its original preferred investment of $6.5 million and accrued preferred return of $0.5 million. Upon the redemption of its preferred investment and the purchase of Wayford at Concord, the Company began consolidating the property’s statement of operations and balance sheet.

Wayford at Innovation Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Wayford IP JV”) to develop approximately 210-build for rent, single-family residential homes in Charlotte, North Carolina to be known as Wayford at

Innovation Park. The Company made a commitment to invest in $13.4 million of preferred equity interests in the Wayford IP JV, of which none had been funded as of December 31, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Wayford IP JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on June 17, 2026 or earlier upon the occurrence of certain events.

In conjunction with the Wayford at Innovation Park development, the Wayford at Innovation Park property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into a $39.6 million construction loan, of which none was outstanding as of December 31, 2021. The loan matures on October 15, 2026, can be prepaid without penalty, and is secured by the fee simple interest in the Wayford at Innovation Park property. The loan bears interest on the amount drawn at the greater of 3.50% or one-month LIBOR plus 2.25% with interest-only monthly payments through October 2024 and future monthly payments based on thirty-year amortization.

Whetstone Apartments Interests

The Company made a $12.9 million preferred equity investment in a joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. The Company earned a 6.5% preferred return on its investment, though effective April 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The Company accrued any preferred return amounts not received on a current basis.

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

Willow Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with Peak Housing REIT (the "Willow Park JV") to develop approximately 46-build for rent, single-family residential homes in Willow Park, Texas. The Company made a commitment to invest $3.8 million of preferred equity interests in the Willow Park JV, of which $2.5 million had been funded as of December 31, 2021. The Company will earn a 13.0% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Willow Park JV is required to redeem the Company's preferred equity interests plus any accrued preferred return on the date the construction loan (refer to below) is due and payable or earlier upon the occurrence of certain events.

In conjunction with the Willow Park development, the Willow Park property owner, which is owned by an entity in which the Company has a preferred equity interest, entered into an $8.8 million construction loan, of which $1.7 million was outstanding as of December 31, 2021. The loan matures on August 5, 2024 and is secured by the fee simple interest in the Willow Park property. The loan contains two (2) one-year extension options, subject to certain conditions, and can be prepaid subject to a make whole premium. The loan bears interest on the amount drawn at the greater of 4.50% or the prime rate plus 1.25% with interest-only monthly payments through February 2024 and future monthly payments based on twenty-five-year amortization.

Note 8 — Revolving Credit Facility

The outstanding balances on the revolving credit facilities as of December 31, 2021 and 2020 are as follows (amounts in thousands):

Revolving Credit Facilities	2021	2020
Amended Senior Credit Facility	$—	$33,000
Amended Junior Credit Facility	—	—
Total	$—	$33,000

Amended Senior Credit Facility

On March 6, 2020, the Company entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At December 31, 2021, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company's borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At December 31, 2021, the Company had one outstanding letter of credit of $0.8 million.

Amended Junior Credit Facility

On September 21, 2021, the Company entered into an amended and restated Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility extended the maturity date of the credit facility to December 21, 2023 and included changes in certain financial and operating covenants. There were no other material changes in terms from the previous credit facility. The Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Amended Junior Credit Facility, depending on the borrowings outstanding. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At December 31, 2021, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at December 31, 2021 is based on the collateral and compliance with various ratios related to those assets and was approximately $143.3 million.

Note 9 — Mortgages Payable

The following table summarizes certain information as of December 31, 2021 and 2020, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2021
	December 31,	December 31,		Interest-only
Property	2021	2020	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Westside	$51,841	$52,150	3.68%	(1)	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Avenue 25 (2)	36,566	36,566	4.18%	July 2022	July 1, 2027
Burano Hunter’s Creek (3)	69,502	70,871	3.65%	(1)	November 1, 2024
Carrington at Perimeter Park (4)	31,244	31,301	4.16%	(4)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	39,896	40,627	4.07%	(1)	October 1, 2024
Denim (5)	101,205	101,205	3.41%	August 2024	August 1, 2029
Elan (6)	25,508	25,574	4.19%	(6)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Falls at Forsyth (7)	19,265	—	4.35%	(1)	July 1, 2025
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	—	25,674
Navigator Villas (8)	20,361	20,515	4.57%	(1)	June 1, 2028
Outlook at Greystone	21,930	22,105	4.30%	(1)	June 1, 2025
Park & Kingston	—	19,600
Plantation Park	—	26,625
Providence Trail	47,587	47,950	3.54%	(1)	July 1, 2026
Roswell City Walk	49,050	50,043	3.63%	(1)	December 1, 2026
The Brodie	32,876	33,551	3.71%	(1)	December 1, 2023
The Debra Metrowest (3)	63,982	64,559	4.43%	(1)	May 1, 2025
The Links at Plum Creek	38,916	39,578	4.31%	(1)	October 1, 2025
The Mills	24,731	25,275	4.21%	(1)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	—	40,977
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Wesley Village	38,730	39,438	4.25%	(1)	April 1, 2024
Windsor Falls	27,442	—	4.19%	November 2022	November 1, 2027
Yauger Park Villas (9)	14,921	—	4.86%	(1)	April 1, 2026
Total Fixed Rate	$1,059,368	$1,117,999

Floating Rate (10):
ARIUM Glenridge	$49,170	$49,500	1.42%	(1)	September 1, 2025
Chevy Chase	24,400	24,400	2.41%	September 2022	September 1, 2027
Cielo on Gilbert (11)	58,000	58,000	2.66%	January 2026	January 1, 2031
Falls at Forsyth (7)	19,186	—	1.49%	(1)	July 1, 2025
Fannie Facility Advance	13,936	13,936	2.69%	June 2022	June 1, 2027
Fannie Facility Second Advance (11)	12,880	—	2.75%	March 2023	March 1, 2028
ILE (12)	26,825	—	3.78%	(12)	(12)
Marquis at The Cascades I	—	31,668
Marquis at The Cascades II	—	22,101
Pine Lakes Preserve	42,728	42,728	3.07%	July 2025	July 1, 2030
The District at Scottsdale	—	75,577
Veranda at Centerfield	25,962	26,100	1.35%	(1)	July 26, 2023 (13)
Villages of Cypress Creek	33,520	33,520	2.64%	July 2022	July 1, 2027
Total Floating Rate	$306,607	$377,530
Total	$1,365,975	$1,495,529
Fair value adjustments	8,159	6,489
Deferred financing costs, net	(9,143)	(11,086)
Total continuing operations	$1,364,991	$1,490,932

Held for Sale
ARIUM Grandewood (7)(14)	$—	$19,585
ARIUM Grandewood (7)(14)	—	19,529
Deferred financing costs, net	—	(341)
Total held for sale	—	38,773
Total mortgages payable	$1,364,991	$1,529,705
(1)	The loan requires monthly payments of principal and interest.
(2)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
(3)	Burano Hunter’s Creek and The Debra Metrowest, formerly ARIUM Hunter’s Creek and ARIUM Metrowest, respectively.

(4)	The principal balance includes a $27.5 million senior loan at a fixed rate of 4.09% and a $3.7 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(5)	The principal balance includes a $91.6 million senior loan at a fixed rate of 3.32% and a $9.6 million supplemental loan at a fixed rate of 4.22%.
(6)	The principal balance includes a $21.2 million senior loan at a fixed rate of 4.09% and a $4.3 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(7)	Refer to the Master Credit Facility with Fannie Mae disclosure below for further information regarding the senior mortgage substitution of collateral.
(8)	The principal balance includes a $14.7 million senior loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(9)	The principal balance includes a $10.4 million senior loan at a fixed rate of 4.81% and a $4.6 million supplemental loan at a fixed rate of 4.96%.
(10)	Other than Cielo on Gilbert, the Fannie Facility Second Advance and ILE, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In December 2021, one-month LIBOR in effect was 0.09%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(11)	The Cielo on Gilbert loan and the Fannie Facility Second Advance bear interest at the 30-day average SOFR + 2.61% and + 2.70%, respectively. In December 2021, the 30-day average SOFR in effect was 0.05%. SOFR rate is subject to a rate cap. Please refer to Note 11 for further information.
(12)	The principal balance represents the aggregate debt outstanding across five separate credit agreements. Of the $26.8 million principal balance, $7.5 million held through two credit agreements requires monthly payments of principal and interest, while the remaining principal balance of $19.3 million held through three credit agreements has monthly payments that are currently interest-only. The five credit agreements have maturity dates ranging from 2022 to 2026 and bear interest at one-month LIBOR or prime rate + margins ranging from 0.50% to 3.00%, subject to rate floors, and have current interest rates ranging from 3.50% to 4.25% with a weighted average interest rate of 3.78% as of December 31, 2021.
(13)	The loan has two (2) one-year extension options subject to certain conditions.
(14)	At December 31, 2020, ARIUM Grandewood had a fixed rate loan with a principal balance of $19.6 million and a floating rate loan with a principal balance of $19.5 million.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the revolving credit facilities, was $3.3 million, $3.5 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $1.3 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were $6.7 million, $14.6 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of December 31, 2021, the mortgage loans secured by The Debra Metrowest (formerly ARIUM Metrowest), Falls at Forsyth and Outlook at Greystone were issued under the Fannie Facility.

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

Debt maturities

As of December 31, 2021, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2022	$17,896
2023	127,237
2024	204,310
2025	332,171
2026	156,561
Thereafter	527,800
$1,365,975
Add: Unamortized fair value debt adjustment	8,159
Subtract: Deferred financing costs, net	(9,143)
Total	$1,364,991

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $2,070.3 million as of December 31, 2021.

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

Fair Value of Financial Instruments

As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of December 31, 2021 and December 31, 2020, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,388.3 million and $1,586.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,374.1 million and $1,541.1 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of December 31, 2021, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $279.8 million of the Company’s floating rate mortgage debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative
instruments under ASC 815‑20	Balance Sheet Location	instruments
		2021	2020
Interest rate caps	Accounts receivable, prepaids and other assets	$185	$14

The table below presents the effect of Company's derivative financial instruments as well as their classification on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Derivatives not designated as hedging	Location of Gain (Loss)	The Effect of Derivative Instruments
instruments under ASC 815‑20	Recognized in Income	on the Statements of Operations
		2021	2020	2019
Interest rate caps	Interest Expense	$82	$(128)	$(2,536)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Note 12 — Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, at the sole discretion of the Board, in the form of LTIP Units.

The Company has the right to renew the Administrative Services Agreement for successive one-year terms upon sixty (60) days written notice prior to expiration. The Company renewed the Administrative Services Agreement for a one-year term in 2020, and on August 4, 2021, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2022. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

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

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $3.0 million, $2.8 million and $3.6 million were expensed during the years ended December 31, 2021, 2020 and 2019, respectively. Operating expense reimbursements of $0.4 million for the third quarter 2021 were paid to BRE through the issuance of 27,432 LTIP Units on November 9, 2021. During the year ended December 31, 2021, the Company issued 138,179 LTIP Units to BRE as reimbursement for operating expenses paid on behalf of the Company.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $2.3 million, $1.9 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company was reimbursed in cash for operating expenses it paid on behalf of BRE.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$318	$338
Offering expense reimbursements	94	89
Total expense reimbursement amounts payable to BRE, net	$412	$427

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$187	$191
Total expense and cost reimbursement amounts payable to BRE	$187	$191
Total	$599	$618

As of December 31, 2021 and 2020, the Company had $0.7 million and $0.3 million, respectively, in receivables due from related parties other than from BRE. Of the $0.7 million balance at December 31, 2021, $0.3 million represents accrued preferred returns on unconsolidated real estate investments. The remaining amount represents the Company’s preferred equity investment in Alexan Southside Place. On March 25, 2021, the property underlying the Company’s investment in Alexan Southside Place was sold, and in April 2021, the Company received $9.8 million of its $10.1 million preferred equity investment, with the remaining amount classified as a related party receivable. Refer to Note 3 for further information.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series T Preferred Stock (the “Series T Preferred Offering”), the Company engaged a related party as dealer manager, and paid up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allowed the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurred costs in excess of the 10%, which costs were borne by the dealer manager without reimbursement by the Company. For the years ended December 31, 2021 and 2020, the Company incurred $32.4 million and $17.0 million, respectively, in selling commissions and discounts and $13.9 million and $7.3 million, respectively, in dealer manager fees and discounts related to its Series T Preferred Offering. In addition, BRE was reimbursed for offering costs in conjunction with the Series T Preferred Offering of $1.2 million and $1.0 million during the years ended December 31, 2021 and 2020, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering. On November 19, 2021, we made the final issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering, and upon the final issuance, the Series T Preferred Offering terminated pursuant to its terms.

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

Notes and Interest Receivable

The Company provides loans, in some cases, to related parties in conjunction with the developments of multifamily communities. At December 31, 2021, the following loan investments were provided to related parties: Domain at The One Forty, Motif, and The Hartley at Blue Hill (formerly The Park at Chapel Hill). Refer to Note 6 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests, in some cases, with related parties in various joint ventures in which the Company owns either preferred or common interests. At December 31, 2021, the Alexan CityCentre preferred equity investment involved related parties. Refer to Note 7 for further information.

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

The following table reconciles the components of basic and diluted net income (loss) per common share for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands, except share and per share amounts):

	2021	2020	2019
Net income (loss) attributable to common stockholders	$3,473	$(44,674)	$(19,751)
Dividends on restricted stock and LTIP Units expected to vest	(1,508)	(1,323)	(953)
Basic net income (loss) attributable to common stockholders	$1,965	$(45,997)	$(20,704)

Weighted average common shares outstanding (1)	26,024,935	24,084,347	22,649,222
Potential dilutive shares (2)	225,064	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	26,249,999	24,084,347	22,649,222

Net income (loss) per common share, basic	$0.08	$(1.91)	$(0.91)
Net income (loss) per common share, diluted	$0.07	$(1.91)	$(0.91)
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the year ended December 31, 2021, the following are included in the diluted shares calculation: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 154,810 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 70,254 shares of Class A common stock.

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

Series T Redeemable Preferred Stock Offering

During the year ended December 31, 2021, the Company issued 18,535,916 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $417.1 million after commissions, dealer manager fees and discounts of approximately $46.3 million, along with 109,661 shares issued under the dividend reinvestment plan with total proceeds of $2.7 million. During the life of the Series T Preferred Stock Offering, the Company has issued a total of 28,369,906 shares of Series T Preferred Stock for net proceeds of approximately $638.3 million after commissions, dealer manager fees and discounts. During the year ended December 31, 2021, the Company, at the request of holders, redeemed 81,246 shares of Series T Preferred Stock through the issuance of 181,597 shares of Class A common stock and redeemed 10,113 shares of Series T Preferred Stock for $0.2 million in cash.

The Company had a dividend reinvestment plan that allowed for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. In December 2021, the Board approved the suspension of the dividend reinvestment plan until further notice.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company did not issue any shares through the Class A Common Stock ATM Offering during the year before its expiration in November 2021. During the life of the Class A Common Stock ATM Offering, the Company had issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

Stock Repurchase Plans

In May 2020, the Board authorized the modification of the Company’s stock repurchase plans, which were previously authorized in December 2019, to provide for the repurchase, from time to time, of up to an aggregate of $50 million in shares of its Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). In October 2020, the Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of the Company’s Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, the Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to an aggregate of $150 million in shares of Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock. The repurchase plans terminated upon the close of the NYSE American trading day on November 8, 2021, the filing date of the Company’s Form 10-Q with the SEC for the quarter ended September 30, 2021.

During the year ended December 31, 2021, the Company repurchased 11,140,637 shares of Class A common stock for a total purchase price of approximately $119.6 million. During the year ended December 31, 2020, the Company repurchased shares under the repurchase plans as follows: 3,983,842  shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $46.4 million. During the life of all repurchase plans, the total purchase price of shares repurchased by the Company was approximately $189.1 million.

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

See Note 12 Related Party Transactions – Stockholders Agreement for limitations on voting rights of the Class C Common Stock.

Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

The Series A Preferred Stock ranked senior to common stock and on parity with the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Company could not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. As of October 21, 2020, the Company could redeem the Series A Preferred Stock for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

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

On February 26, 2021, the Company redeemed all 2,201,547 outstanding shares of its Series A Preferred Stock that were outstanding as of December 31, 2020 at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.320833 per share, for a total payment of $25.320833 per share, in cash.

Series B Redeemable Preferred Stock

The Series B Preferred Stock ranks senior to common stock and on parity with the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the Board. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock. The calculation to determine the number of Class A common shares issued for redemptions of Series B Preferred Stock is based on the closing price of the Class A common stock on the single trading day prior to the redemption date. On December 20, 2019, the Company made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering.

During the year ended December 31, 2021, the Company, at the request of holders, redeemed 3,302 shares of Series B Preferred Stock through the issuance of 283,966 shares of Class A common stock and redeemed 232 shares of Series B Preferred Stock for $0.2 million in cash. In November 2019, the Company began initiating redemptions of its Series B Preferred Stock, and during the year ended December 31, 2021, redemptions initiated by the Company resulted in 150,758 shares of Series B Preferred Stock redeemed through the issuance of 14,592,550 shares of Class A common stock. As of December 31, 2021, total redemptions to date initiated by the Company have resulted in 173,865 shares of Series B Preferred Stock redeemed through the issuance of 16,540,204 shares of Class A common stock.

As of December 31, 2021, the Company had 247,397 outstanding Warrants from the Series B Preferred Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A common Stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Warrant is exercisable by the holder to purchase 20 shares of Class A common stock. The Warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2021, a total of 125,501 Warrants had been exercised into 1,280,858 shares of Class A common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $14.71 per share.

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

7.625% Series C Cumulative Redeemable Preferred Stock

The Series C Preferred Stock ranks senior to common stock and on parity with the Series  B Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series C Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing July 19, 2023, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on July 19, 2023, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. As of July 19, 2021, the Company can redeem the Series C Preferred Stock for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

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

7.125% Series D Cumulative Preferred Stock

The Series D Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock, the Series  C Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series D Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. As of October 13, 2021, the Company can redeem the Series D Preferred Stock for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

Series T Redeemable Preferred Stock

The Series T Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series T Preferred Stock is entitled, when, as and if authorized by the Board, to: (i) priority cumulative cash dividends to be paid monthly in arrears, and (ii) a stock dividend to be paid annually. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series T Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock. The calculation to determine the number of Class A common shares issued for redemptions of Series T Preferred Stock is based on the closing price of the Class A common stock on the single trading day prior to the redemption date. On November 19, 2021, the Company made the final issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering, and upon the final issuance, the Series T Preferred Offering terminated pursuant to its terms.

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

As of December 31, 2021, limited partners other than the Company owned approximately 29.61% of the common units of the Operating Partnership (6,309,672 OP Units, or 16.24%, is held by OP Unit holders, and 5,196,894 LTIP Units, or 13.37%, is held by LTIP Unit holders, including 5.35% which are not vested at December 31, 2021). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

The Operating Partnership, in conjunction with the issuance of preferred stock by the Company, has issued preferred OP Units which provide for similar rights as for each class of preferred stock.

Equity Incentive Plans

LTIP Unit Grants

On January 1, 2020, the Company granted 247,138 time-based LTIP Units and 494,279 performance-based LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements. The time-based LTIP Units vest over approximately three years, while the performance-based LTIP Units are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. All such LTIP Unit grants require continuous employment for vesting.

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

On April 15, 2020, the Company granted an aggregate of 348,117 LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements in lieu of cash payment of annual incentive bonuses for the fiscal year ended December 31, 2019. Such LTIP Units vested on April 15, 2021.

In addition, on April 15, 2020, the Company granted 46,075 LTIP Units to an employee under the Third Amended 2014 Incentive Plans. Such LTIP Units will vest in three equal installments on each anniversary of the date of grant.

The Company granted LTIP Units to two executive officers under its incentive plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, as follows: under the Third Amended 2014 Incentive Plans, an aggregate of 27,111 LTIP Units granted on May 22, 2020 for the second quarter 2020 and an aggregate of 21,889 LTIP Units granted on August 11, 2020 for the third quarter 2020, and under the Fourth Amended 2014 Incentive Plans, an aggregate of 19,197 LTIP Units granted on November 5, 2020 for the fourth quarter 2020. Such LTIP Units vested on the first anniversary of the date of grant.

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

On January 1, 2021, the Company granted 277,001 time-based LTIP Units and 554,003 performance-based LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements. The time-based LTIP Units vest over three years, while the performance-based LTIP Units are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. All such LTIP Unit grants require continuous employment for vesting.

In addition, on January 1, 2021, the Company granted 7,381 LTIP Units pursuant to the Fourth Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.4 million immediately based on the fair value at the date of grant.

The Company granted LTIP Units to two executive officers under the Fourth Amended 2014 Incentive Plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, as follows: an aggregate of 19,683 LTIP Units granted on February 16, 2021, an aggregate of 23,206 LTIP Units granted on May 11, 2021, an aggregate of 19,209 LTIP Units granted on August 3, 2021, and an aggregate of 15,855 LTIP Units granted on November 9, 2021 for the first, second, third and fourth quarter 2021, respectively.

On March 25, 2021, the Company granted an aggregate of 193,112 LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements in lieu of cash payment of annual incentive bonuses for the fiscal year ended December 31, 2020. Of the LTIP Units granted, 144,173 LTIP Units were fully vested upon issuance, with the remaining 48,939 LTIP Units to vest on the first anniversary of the date of grant.

On April 1, 2021, the Company granted 22,598 LTIP Units to an employee under the Fourth Amended 2014 Incentive Plans. Such LTIP Units will vest in three equal installments on each anniversary of the date of grant.

A summary of the status of the Company’s non-vested shares/LTIP Units under the Incentive Plans for individuals as of December 31, 2021, 2020 and 2019 is as follows (dollars in thousands):

		Weighted average grant-
Non-Vested shares/LTIP Units	Shares / LTIP Units	date fair value
Balance at January 1, 2019	975,209	$10.05
Granted	637,315	9.36
Vested	(237,841)	10.01
Forfeited	(3,600)	10.65
Balance at December 31, 2019	1,371,083	$9.72
Granted	1,346,538	9.39
Vested	(333,951)	10.12
Forfeited	(7,081)	6.53
Balance at December 31, 2020	2,376,589	$9.50
Granted	1,211,845	11.75
Vested	(1,158,385)	8.65
Forfeited	(100,488)	9.44
Balance at December 31, 2021	2,329,561	$11.07

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $4.1 million, $3.9 million and $3.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $3.7 million, $3.0 million and $1.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $6.1 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 1.6 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Restricted Stock Grants

On April 15, 2020, the Company granted an aggregate of 25,174 shares of Class A common stock to two executive officers in lieu of cash payment of an agreed upon portion of each such executive officer’s base salary, with the remaining portion having been paid in cash, for the period from January 1, 2020 through March 31, 2020. Such shares of Class A common stock vested on April 15, 2021.

In April 2020 and 2021, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. In 2020, the RSGs were comprised of 89,054 shares of Class A common stock with a fair value of $4.80 per RSG and a total fair value of $0.4 million. In 2021, the RSGs were comprised of 57,654 shares of Class A common stock with a fair value of $10.42 per RSG and a total fair value of $0.6 million.

The Company recognized compensation expense for all such RSGs of approximately $0.4 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $0.4 million of total unrecognized compensation expense related to the unvested RSGs granted under the Incentive Plans. The remaining expense is expected to be recognized over the remaining 2.0 years.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
September 10, 2021	September 24, 2021	$0.162500	October 5, 2021
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
July 12, 2021	July 23, 2021	$5.00	August 5, 2021
July 12, 2021	August 25, 2021	$5.00	September 3, 2021
July 12, 2021	September 24, 2021	$5.00	October 5, 2021
October 11, 2021	October 25, 2021	$5.00	November 5, 2021
October 11, 2021	November 24, 2021	$5.00	December 3, 2021
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
June 11, 2021	June 25, 2021	$0.4765625	July 2, 2021
September 10, 2021	September 24, 2021	$0.4765625	October 5, 2021
December 10, 2021	December 23, 2021	$0.4765625	January 5, 2022
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
June 11, 2021	June 25, 2021	$0.4453125	July 2, 2021
September 10, 2021	September 24, 2021	$0.4453125	October 5, 2021
December 10, 2021	December 23, 2021	$0.4453125	January 5, 2022
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021
July 12, 2021	July 23, 2021	$0.128125	August 5, 2021
July 12, 2021	August 25, 2021	$0.128125	September 3, 2021
July 12, 2021	September 24, 2021	$0.128125	October 5, 2021
October 11, 2021	October 25, 2021	$0.128125	November 5, 2021
October 11, 2021	November 24, 2021	$0.128125	December 3, 2021
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
December 10, 2021(3)	December 23, 2021	$0.050000	December 29, 2021
(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.
(3)	The Board authorized, and the Company declared, an annual Series T Preferred Stock dividend of 0.20% per share of Series T Preferred Stock. Shares of Series T Preferred Stock that are held only for a portion of the applicable annual stock dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of months in the applicable annual stock dividend period during which each such share of Series T Preferred Stock was outstanding. The annual stock dividend equates to $0.05 per share of Series T Preferred Stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company’s Class A common stock.

The Company had a dividend reinvestment plan that allowed for participating stockholders to have their Class A common stock dividend distributions automatically invested in additional Class A common shares based on the average price of the Class A common shares on the investment date. In December 2021, the Board approved the suspension of the dividend reinvestment plan until further notice.

Distributions declared and paid for the year ended December 31, 2021 were as follows (amounts in thousands):

	Distributions
2021	Declared	Paid
First Quarter
Class A Common Stock	$3,943	$3,630
Class C Common Stock	12	12
Series A Preferred Stock	706	1,842
Series B Preferred Stock	7,089	7,400
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	4,493	4,049
OP Units	1,027	1,027
LTIP Units	814	510
Total first quarter 2021	$20,413	$20,799
Second Quarter
Class A Common Stock	$4,753	$3,945
Class C Common Stock	12	12
Series B Preferred Stock	5,818	6,273
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	6,220	5,616
OP Units	1,027	1,025
LTIP Units	721	836
Total second quarter 2021	$20,880	$20,036
Third Quarter
Class A Common Stock	$4,244	$4,750
Class C Common Stock	12	12
Series B Preferred Stock	5,404	5,407
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	8,039	7,439
OP Units	1,027	1,025
LTIP Units	836	631
Total third quarter 2021	$21,891	$21,593
Fourth Quarter
Class A Common Stock	$4,363	$4,245
Class C Common Stock	12	12
Series B Preferred Stock	5,393	5,396
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	11,128	10,281
OP Units	1,027	1,025
LTIP Units	843	639
Total fourth quarter 2021	$25,095	$23,927
Total	$88,279	$86,355

Note 14 — Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity, loan and joint venture investments was $158.5 million and $35.0 million as of December 31, 2021 and 2020, respectively.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 — Segment Information

The Company owns and operates residential investments that generate rental and other property-related income through the leasing of units to a diverse base of tenants. In prior years, the Company had one reportable segment as its investments were primarily in multifamily apartment communities. During 2021, the Company began increasing its investments in single-family residential homes, and as such, the Company has transitioned from a one-segment to a two-segment structure based on investment type. The Chief Operating Decision Maker, which is comprised of several members of the Company’s executive management team, evaluates the performance of the Company’s operations and allocates financial and other resources by assessing the financial results of and future performance outlook for the Company’s two reportable segments: multifamily apartment communities (“Multifamily”) and single-family residential homes (“Single-family”).

The Chief Operating Decision Maker’s primary financial measure for the Company’s operating performance is net operating income (“NOI”). NOI is a non-GAAP measure that the Company defines as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. The Chief Operating Decision Maker evaluates the Company’s operating performance using NOI as it measures the core operations of property performance by excluding corporate level expenses and those other items not related to property operating performance.

The following table summarizes NOI by the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019, and reconciles NOI to net income (loss) attributable to common stockholders on the Company’s consolidated statements of operations. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental and other property revenues
Multifamily	$194,414	$193,963	$185,294
Single-family	9,275	2,559	82
Total rental and other property revenues	203,689	196,522	185,376

Property operating expenses
Multifamily	72,775	75,411	74,414
Single-family	3,227	890	35
Total property operating expenses	76,002	76,301	74,449

Net operating income
Multifamily	121,639	118,552	110,880
Single-family	6,048	1,669	47
Total net operating income	127,687	120,221	110,927
Reconciling items:
Interest income from loan and ground lease investments	16,962	23,326	24,595
Property management fees	(5,390)	(4,988)	(4,899)
General and administrative	(27,787)	(24,141)	(22,553)
Acquisition and pursuit costs	(448)	(4,152)	(556)
Weather-related losses, net	(1,001)	—	(355)
Depreciation and amortization	(80,051)	(79,452)	(70,452)
Other income	549	144	68
Preferred returns on unconsolidated real estate joint ventures	12,067	11,250	9,797
Provision for credit losses	(384)	(16,369)	—
Gain on sale of real estate investments	137,427	59,508	48,680
Gain on sale of non-depreciable real estate investments	—	—	679
Transaction costs	(15,036)	—	—
Loss on extinguishment of debt and debt modification costs	(6,740)	(14,630)	(7,258)
Interest expense, net	(52,701)	(55,994)	(59,554)
Net income (loss)	105,154	14,723	29,119
Preferred stock dividends	(63,606)	(58,463)	(46,159)
Preferred stock accretion	(24,633)	(16,851)	(10,335)
Net income (loss) attributable to noncontrolling interests
Operating partnership units	2,250	(17,313)	(6,779)
Partially-owned properties	11,192	1,396	(845)
Net income (loss) attributable to noncontrolling interests	13,442	(15,917)	(7,624)
Net income (loss) attributable to common stockholders	$3,473	$(44,674)	$(19,751)

The following table summarizes the assets of the Company’s reportable segments for the years ended December 31, 2021 and 2020. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	December 31, 2021	December 31, 2020
Assets
Net Operating Real Estate Investments
Multifamily	$1,729,214	$2,031,899
Single-family	318,084	29,065
Total Net Operating Real Estate Investments	2,047,298	2,060,964
Multifamily operating real estate held for sale, net	—	36,213
Total Net Real Estate Investments	2,047,298	2,097,177
Reconciling items:
Cash and cash equivalents	166,492	83,868
Restricted cash	30,015	35,093
Notes and accrued interest receivable, net	173,489	157,734
Due from affiliates	711	339
Accounts receivable, prepaids and other assets, net	43,108	29,502
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	135,690	83,485
In-place lease intangible assets, net	2,530	2,594
Non-real estate assets associated with multifamily operating real estate held for sale	—	145
Total Consolidated Assets	$2,599,333	$2,489,937

Note 16 — Subsequent Events

Issuance of LTIP Units under the Fourth Amended 2014 Incentive Plans

On January 1, 2022, the Company granted an aggregate of 134,131 time-based LTIP Units and an aggregate of 268,265 performance-based LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements. The time-based LTIP Units vest over approximately three years, while the performance-based LTIP Units are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. All such LTIP Unit grants require continuous employment for vesting.

In addition, on January 1, 2022, the Company granted 3,546 LTIP Units pursuant to the Fourth Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
January 14, 2022	January 25, 2022	$5.00	February 4, 2022
January 14, 2022	February 25, 2022	$5.00	March 4, 2022
January 14, 2022	March 25, 2022	$5.00	April 5, 2022
Series T Preferred Stock
January 14, 2022	January 25, 2022	$0.128125	February 4, 2022
January 14, 2022	February 25, 2022	$0.128125	March 4, 2022
January 14, 2022	March 25, 2022	$0.128125	April 5, 2022

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP Units and LTIP Units, subsequent to December 31, 2021 (amounts in thousands):

	Declaration			Distributions	Total
Shares	Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	December 10, 2021	December 23, 2021	January 5, 2022	$0.1625000	$4,363
Class C Common Stock	December 10, 2021	December 23, 2021	January 5, 2022	0.1625000	12
Series B Preferred Stock	October 11, 2021	December 23, 2021	January 5, 2022	5.0000000	1,796
Series C Preferred Stock	December 10, 2021	December 23, 2021	January 5, 2022	0.4765625	1,094
Series D Preferred Stock	December 10, 2021	December 23, 2021	January 5, 2022	0.4453125	1,235
Series T Preferred Stock	October 11, 2021	December 23, 2021	January 5, 2022	0.1281250	3,619
OP Units	December 10, 2021	December 23, 2021	January 5, 2022	0.1625000	1,027
LTIP Units	December 10, 2021	December 23, 2021	January 5, 2022	0.1625000	646

Series B Preferred Stock	January 14, 2022	January 25, 2022	February 4, 2022	5.0000000	1,795
Series B Preferred Stock	January 14, 2022	February 25, 2022	March 4, 2022	5.0000000	1,794
Series T Preferred Stock	January 14, 2022	January 25, 2022	February 4, 2022	0.1281250	3,621
Series T Preferred Stock	January 14, 2022	February 25, 2022	March 4, 2022	0.1281250	3,620
Total					$24,622

Stock Activity

Subsequent to December 31, 2021 and as of February 28, 2022, the Company has issued 1,266,444 shares of Class A common stock upon the exercise of 106,502 Warrants and there are 29,242,107 shares of Class A common stock outstanding and 138,583 Warrants outstanding. Refer to Note 13 for further information.

Sale of Alexan CityCentre Interests

On January 20, 2022, Alexan CityCentre, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $18.7 million, which included its original preferred investment of $18.2 million and accrued preferred return of $0.5 million.

Weatherford Loan Financing

On February 15, 2022, the Company provided a $9.6 million mezzanine loan (the “Weatherford Mezz Loan”) to an unaffiliated third party for land to be used in the development of 185-build for rent, single-family residential homes in Weatherford, Texas. The Weatherford Mezz Loan matures on May 16, 2022 and contains three (3) thirty-day extension options, subject to certain conditions, and can be prepaid without penalty. The Weatherford Mezz Loan bears interest at 12.0% per annum with interest-only payments during the term of the loan.

Sale of Reunion Apartments

On February 25, 2022, Reunion Apartments, a property located in Orlando, Florida, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off for $12.5 million, which included principal repayment of $10.0 million, accrued interest of $1.5 million and an incremental payment of $1.0 million to achieve the minimum interest per the terms of the loan agreement.

Sale of The Hartley at Blue Hill

On February 28, 2022, The Hartley at Blue Hill, a property located in Chapel Hill, North Carolina, was sold. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. The $5.0 million senior loan provided by the Company, which is secured by a parcel of land adjacent to The Hartley at Blue Hill property, remains outstanding.

Bluerock Residential Growth REIT, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2021

COLUMN A		COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
												Life on Which
						Costs						Depreciation in
				Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
					Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance		Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held
for Investment
Gulfshore Apartment Homes	FL	46,345		10,000	36,047	6,178	10,000	42,225	52,225	9,995	2016	3 - 40 Years
The Preserve at Henderson Beach	FL	48,490		4,100	50,117	3,275	4,100	53,392	57,492	10,475	2016	3 - 40 Years
ARIUM Westside	GA	51,841		8,657	63,402	4,653	8,657	68,055	76,712	11,847	2016	3 - 40 Years
ARIUM Glenridge	GA	49,170		14,513	52,324	10,855	14,513	63,179	77,692	12,858	2016	3 - 40 Years
Pine Lakes Preserve	FL	42,728		5,760	31,854	3,552	5,760	35,406	41,166	8,887	2016	3 - 40 Years
The Brodie	TX	32,876		5,400	42,497	3,240	5,400	45,737	51,137	9,871	2016	3 - 40 Years
Roswell City Walk	GA	49,050		8,423	66,249	903	8,423	67,152	75,575	11,704	2016	3 - 40 Years
Wesley Village	NC	38,730		5,600	50,062	2,588	5,600	52,650	58,250	7,927	2017	3 - 40 Years
Villages at Cypress Creek	TX	33,520		4,650	35,990	3,306	4,650	39,296	43,946	6,528	2017	3 - 40 Years
Citrus Tower	FL	39,896		5,208	49,388	2,667	5,208	52,055	57,263	8,739	2017	3 - 40 Years
Outlook at Greystone	AL	21,930		3,950	31,664	4,930	3,950	36,594	40,544	6,521	2017	3 - 40 Years
Burano Hunter's Creek	FL	69,502		9,600	86,202	6,253	9,600	92,455	102,055	14,397	2017	3 - 40 Years
The Debra Metrowest	FL	63,982		10,200	74,768	6,335	10,200	81,103	91,303	12,879	2017	3 - 40 Years
The Mills	SC	24,731		3,300	36,969	1,268	3,300	38,237	41,537	5,465	2017	3 - 40 Years
The Links at Plum Creek	CO	38,916		2,960	57,803	4,457	2,960	62,260	65,220	9,386	2018	3 - 40 Years
Sands Parc	FL	—	(1)	3,170	42,443	639	3,170	43,082	46,252	5,398	2018	3 - 40 Years
Veranda at Centerfield	TX	25,962		5,120	35,506	2,843	5,120	38,349	43,469	5,453	2018	3 - 40 Years
Ashford Belmar	CO	100,675		18,400	124,149	6,198	18,400	130,347	148,747	16,336	2018	3 - 40 Years
Element	NV	29,260		8,056	33,346	1,255	8,056	34,601	42,657	3,605	2019	3 - 40 Years
Providence Trail	TN	47,587		5,362	62,620	1,883	5,362	64,503	69,865	5,651	2019	3 - 40 Years
Denim	AZ	101,205		43,182	96,361	5,020	43,182	101,381	144,563	9,922	2019	3 - 40 Years
The Sanctuary	NV	33,707		5,406	45,805	2,247	5,406	48,052	53,458	5,062	2019	3 - 40 Years
Chattahoochee Ridge	GA	45,338		9,660	59,457	2,629	9,660	62,086	71,746	4,383	2019	3 - 40 Years
Navigator Villas	WA	20,361		2,026	27,206	869	2,027	28,074	30,101	2,079	2019	3 - 40 Years
Avenue 25	AZ	36,566		5,527	50,679	1,441	5,527	52,120	57,647	3,443	2020	3 - 40 Years
Falls at Forsyth	GA	51,331		7,067	74,445	641	7,070	75,083	82,153	4,315	2020	3 - 40 Years
Chevy Chase	TX	24,400		5,453	28,843	857	5,453	29,700	35,153	1,646	2020	3 - 40 Years
Elan	TX	25,508		4,185	36,612	469	4,187	37,079	41,266	1,398	2020	3 - 40 Years
Carrington at Perimeter Park	NC	31,244		5,041	48,798	537	5,041	49,335	54,376	1,727	2020	3 - 40 Years
Cielo on Gilbert	AZ	58,000		7,292	66,219	1,305	7,292	67,524	74,816	2,717	2020	3 - 40 Years
Yauger Park Villas	WA	14,921		1,322	24,575	211	1,322	24,786	26,108	683	2021	3 - 40 Years
Wayford at Concord	NC	—		2,933	40,920	54	2,933	40,974	43,907	784	2021	3 - 40 Years
Windsor Falls	NC	27,442		10,161	39,806	121	10,161	39,927	50,088	625	2021	3 - 40 Years
Indy	IN	—		593	3,210	11	594	3,220	3,814	36	2021	3 - 40 Years
Springfield	MO	—		7,711	41,435	33	7,715	41,464	49,179	461	2021	3 - 40 Years
Springtown	TX	—		1,459	7,919	14	1,461	7,931	9,392	66	2021	3 - 40 Years
Texarkana	TX	—		438	2,681	8	439	2,688	3,127	22	2021	3 - 40 Years
Lubbock	TX	—		719	4,892	26	721	4,916	5,637	41	2021	3 - 40 Years
Granbury	TX	—		751	7,497	7	751	7,504	8,255	62	2021	3 - 40 Years
Axelrod	TX	—		1,115	3,078	10	1,115	3,088	4,203	26	2021	3 - 40 Years
ILE	TX / SE US	26,825		11,276	46,997	855	11,277	47,851	59,128	113	2021	3 - 40 Years
Springtown 2.0	TX	—		106	2,891	—	106	2,891	2,997	16	2021	3 - 40 Years
Lubbock 2.0	TX	—		718	8,550	—	718	8,550	9,268	47	2021	3 - 40 Years
Lynnwood	TX	—		281	2,192	—	281	2,192	2,473	6	2021	3 - 40 Years
Golden Pacific	KS / MO	—		251	1,122	19	251	1,141	1,392	1	2021	3 - 40 Years
Lynnwood 2.0	TX	—		266	2,244	—	266	2,244	2,510	6	2021	3 - 40 Years
Lubbock 3.0	TX	—		245	4,382	—	245	4,382	4,627	12	2021	3 - 40 Years
Texas Portfolio 183	TX	—		4,138	23,764	—	4,138	23,764	27,902	—	2021	3 - 40 Years
DFW 189	TX	—		5,638	22,415	—	5,638	22,415	28,053	—	2021	3 - 40 Years
Subtotal		1,352,039		287,389	1,888,395	94,662	287,406	1,983,040	2,270,446	223,621

Non-Real Estate assets
REIT Operator	MI	—		—	185	790	—	975	975	502	2017	5 Years
Fannie Facility	MI	13,936		—	—	—	—	—	—	—	2020	7 Years
Subtotal		13,936		—	185	790	—	975	975	502

Total		$1,365,975		$287,389	$1,888,580	$95,452	$287,406	$1,984,015	$2,271,421	$224,123
(1)	Sands Parc was funded, in part, by a secured credit facility. As of December 31, 2021, there was no outstanding balance on the credit facility.

Bluerock Residential Growth REIT, Inc.

Notes to Schedule III

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2019 to December 31, 2021.

	2021	2020 (1)	2019

Balance at January 1	$2,291,934	$2,088,886	$1,802,668
Construction and acquisition cost	372,179	358,288	580,208
Disposition of real estate	(392,692)	(155,240)	(293,990)
Balance at December 31	$2,271,421	$2,291,934	$2,088,886

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2019 to December 31, 2021.

	2021	2020 (1)	2019

Balance at January 1	$194,757	$141,566	$108,911
Current year depreciation expense	74,151	72,826	63,709
Disposition of real estate	(44,785)	(19,635)	(31,054)
Balance at December 31	$224,123	$194,757	$141,566
(1)	Includes properties classified as held for sale as of December 31, 2020.

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

2.3

Agreement and Plan of Merger, dated as of December 20, 2021, by and among Bluerock Residential Growth REIT, Inc., Badger Parent LLC, and Badger Merger Sub LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2021.

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

4(vi)	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2014

10.2

First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015

10.3

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015

10.4

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2016

10.5

Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016

10.6

Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2016

10.7

Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2016

10.8

Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2017

10.9

Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.10

Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.11

Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018

10.12

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2018

10.13

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2019

10.14

Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.15

Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.16

Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.17

Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.18

Bluerock Residential Growth REIT, Inc. Third Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018

10.19

Bluerock Residential Growth REIT, Inc. Third Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018

10.20

Bluerock Residential Growth REIT, Inc. Fourth Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2020

10.21

Bluerock Residential Growth REIT, Inc. Fourth Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2020

10.22

Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.23

Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015

10.24

Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015

10.25

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.26

Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2017

10.27

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.28

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 16, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2018

10.29

Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated November 13, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2019

10.30

Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, the other borrowers from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of October 4, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.31

Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.32

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.33

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of JPMorgan Chase Bank, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.34

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Bank of America, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.35

Subordination of Advisory Contract by Bluerock Residential Holdings, L.P. and Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.36

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.37

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.38

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.39

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.40

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.41

Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC, and Michael L. Konig, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.42

Employment Agreement, dated as of November 5, 2018, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Michael DiFranco, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2019

10.43

Stockholders Agreement, dated October 31, 2017, by and among Bluerock Residential Growth REIT, Inc. and Bluerock Real Estate, L.L.C., The Kachadurian Group, LLC, Konig & Associates, LLC, Jenco Business Advisors, Inc., James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.44

Administrative Services Agreement, dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.45

Notice of Renewal, dated August 6, 2018, of Administrative Services Agreement dated October 31, 2017, incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018

10.46

Notice of Renewal, dated August 2, 2019, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019

10.47

Notice of Renewal, dated August 4, 2020, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020

10.48

Notice of Renewal, dated August 4, 2021, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021

10.49

Amended and Restated Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, certain subsidiaries thereof from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of March 6, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2020

10.50

Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 11, 2017

10.51

$50,000,000 Second Amended and Restated Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of March 6, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2020

10.52

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Truist Bank, dated as of March 6, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 12, 2020

14.1	Amended and Restated Code of Business Conduct and Ethics, effective August 2, 2019, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 4, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 4, 2021

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 4, 2021

99.3	Consent of Duff & Phelps, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021

99.4	Press Release, dated December 20, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 20, 2021

99.5	Letter to Stockholders dated December 28, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 28, 2021

101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)