Form 10-Q
period 2022-03-31
Bluerock Residential Growth REIT, Inc.
filed 2022-05-10
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of May 3, 2022:

Class A Common Stock: 29,818,620 shares

Class C Common Stock: 67,933 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Net Real Estate Investments
Land	$292,138	$287,406
Buildings and improvements	1,925,134	1,894,745
Furniture, fixtures and equipment	91,892	89,270
Total Gross Real Estate Investments	2,309,164	2,271,421
Accumulated depreciation	(243,926)	(224,123)
Total Net Real Estate Investments	2,065,238	2,047,298
Cash and cash equivalents	247,564	166,492
Restricted cash	27,619	30,015
Notes and accrued interest receivable, net	53,441	173,489
Due from affiliates	3,892	711
Accounts receivable, prepaids and other assets, net	43,400	43,108
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	141,798	135,690
In-place lease intangible assets, net	1,063	2,530
Total Assets	$2,584,015	$2,599,333

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,371,290	$1,364,991
Accounts payable	2,046	3,824
Other accrued liabilities	46,478	52,947
Due to affiliates	522	599
Distributions payable	15,828	15,345
Total Liabilities	1,436,164	1,437,706
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 5,153,540 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 358,650 and 359,197 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	335,777	331,983
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 shares issued and outstanding as of March 31, 2022 and December 31, 2021	56,901	56,823
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 28,247,462 and 28,272,134 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	645,884	643,428
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 203,621,460 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 shares issued and outstanding as of March 31, 2022 and December 31, 2021	66,867	66,867
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 29,609,359 and 27,257,586 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	296	273
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 67,933 and 76,603 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	349,117	344,003
Distributions in excess of cumulative earnings	(347,482)	(327,270)
Total Stockholders’ Equity	68,799	83,874
Noncontrolling Interests
Operating Partnership units	608	5,889
Partially owned properties	39,882	39,630
Total Noncontrolling Interests	40,490	45,519
Total Equity	109,289	129,393
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,584,015	$2,599,333

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Rental and other property revenues	$56,498	$51,081
Interest income from loan and ground lease investments	6,752	4,721
Total revenues	63,250	55,802

Expenses
Property operating	19,884	19,932
Property management fees	1,870	1,281
General and administrative	7,920	6,645
Acquisition and pursuit costs	45	11
Weather-related losses, net	—	400
Depreciation and amortization	22,028	20,322
Total expenses	51,747	48,591
Operating income	11,503	7,211

Other income (expense)
Other income	986	152
Preferred returns on unconsolidated real estate joint ventures	3,816	2,287
Provision for credit losses	795	(542)
Gain on sale of real estate investments	—	68,913
Gain on sale of unconsolidated joint venture	3,892	—
Transaction costs	(7,545)	—
Loss on extinguishment of debt and debt modification costs	—	(3,040)
Interest expense, net	(11,545)	(13,835)
Total other (expense) income	(9,601)	53,935
Net income	1,902	61,146
Preferred stock dividends	(18,572)	(14,617)
Preferred stock accretion	(5,206)	(7,022)
Net (loss) income attributable to noncontrolling interests
Operating Partnership units	(5,816)	10,160
Partially owned properties	(664)	5,766
Net (loss) income attributable to noncontrolling interests	(6,480)	15,926
Net (loss) income attributable to common stockholders	$(15,396)	$23,581

Net (loss) income per common share - Basic	$(0.55)	$1.00
Net (loss) income per common share – Diluted	$(0.55)	$1.00

Weighted average basic common shares outstanding	28,447,877	23,089,364
Weighted average diluted common shares outstanding	28,447,877	23,288,089

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2022

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2022	27,257,586	$273	76,603	$1	2,774,338	$66,867	$344,003	$(455,744)	$128,474	$45,519	$129,393

Issuance of Class A common stock due to Series B warrant exercises	1,625,691	16	—	—	—	—	36,010	—	—	—	36,026
Conversion of Class C common stock into Class A common stock	8,670	—	(8,670)	—	—	—	—	—	—	—	—
Issuance of Long-Term Incentive Plan (“LTIP”) Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	267	267
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,995	1,995
Vesting of restricted Class A common stock, net of forfeitures	(665)	—	—	—	—	—	128	—	—	—	128
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	434	434
Common stock distributions declared	—	—	—	—	—	—	—	(4,816)	—	—	(4,816)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,383)	—	—	(5,383)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,056)	—	—	(2,056)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(78)	—	—	(78)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,860)	—	—	(10,860)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(3,072)	—	—	(3,072)
Miscellaneous offering costs	—	—	—	—	—	—	(60)	—	—	—	(60)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,826)	(1,826)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(529)	(529)
Conversion of Operating Partnership Units into Class A common stock	718,077	7	—	—	—	—	442	—	—	(448)	1
Cash redemptions of Series T Preferred Stock	—	—	—	—	—	—	44	—	—	—	44
Cash redemptions of Series B Preferred Stock	—	—	—	—	—	—	19	—	—	—	19
Series B Preferred Stock warrant exercises and activity, net							(31,730)				(31,730)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	1,445	1,445
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	261	—	—	(261)	—
Net income (loss)	—	—	—	—	—	—	—	—	8,382	(6,480)	1,902

Balance, March 31, 2022	29,609,359	$296	67,933	$1	2,774,338	$66,867	$349,117	$(484,338)	$136,856	$40,490	$109,289

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

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,902	$61,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,830	21,199
Amortization of fair value adjustments	(382)	(252)
Preferred returns on unconsolidated real estate joint ventures	(3,816)	(2,287)
Gain on sale of real estate investments	—	(68,913)
Fair value adjustment of interest rate caps	1,205	35
Loss on extinguishment of debt and debt modification costs	—	3,040
Provision for credit losses	(795)	542
Amortization of deferred interest income on mezzanine loan	(2,996)	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	2,499	3,317
Share-based compensation attributable to equity incentive plan	2,369	2,190
Share-based compensation attributable to executive salaries	267	220
Share-based compensation attributable to restricted stock grants	128	60
Share-based expense to BRE – LTIP Units	434	397
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(3,258)	48
Accounts receivable, prepaids and other assets	(655)	(2,880)
Notes and accrued interest receivable	4,734	(876)
Accounts payable and other accrued liabilities	(2,878)	554
Net cash provided by operating activities	21,588	17,540

Cash flows from investing activities:
Acquisitions of real estate investments	(32,101)	—
Capital expenditures	(8,207)	(4,162)
Investment in notes receivable and ground lease	(9,783)	(19,837)
Repayments on notes receivable	125,450	—
Proceeds from sale of real estate investments	—	203,267
Proceeds from sale and redemption of unconsolidated real estate joint ventures	20,436	15,233
Investment in unconsolidated real estate joint venture interests	(26,417)	(7,821)
Net cash provided by investing activities	69,378	186,680

Cash flows from financing activities:
Distributions to common stockholders	(4,373)	(3,642)
Distributions to noncontrolling interests	(2,201)	(9,886)
Distributions to preferred stockholders	(18,686)	(15,620)
Contributions from noncontrolling interests	1,445	—
Borrowings on mortgages payable	9,974	12,880
Repayments on mortgages payable including prepayment penalties	(3,441)	(84,774)
Proceeds from credit facilities	—	30,000
Repayments on credit facilities	—	(63,000)
Payments of deferred financing fees	(429)	(486)
Miscellaneous offering costs	(60)	—
Net proceeds from issuance of Class A common stock	—	10
Repurchase of Class A common stock	—	(40,720)
Redemption of 8.250% Series A Redeemable Preferred Stock	—	(55,055)
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(530)	(53)
Net proceeds from exercise of Warrants associated with the 6.0% Series B Redeemable Preferred Stock	6,583	178
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	—	87,675
Payments to redeem 6.150% Series T Redeemable Preferred Stock	(572)	—
Net cash used in financing activities	(12,290)	(142,493)

Net increase in cash, cash equivalents and restricted cash	$78,676	$61,727
Cash, cash equivalents and restricted cash, beginning of year	196,507	118,961
Cash, cash equivalents and restricted cash, end of period	$275,183	$180,688

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$247,564	$148,070
Restricted cash	27,619	32,618
Total cash, cash equivalents and restricted cash, end of period	$275,183	$180,688

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$12,242	$13,312

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$15,828	$13,035
Capital expenditures held in accounts payable and other accrued liabilities	$(2,371)	$36

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

As of March 31, 2022, the Company held an aggregate of 19,007 units, comprised of 15,250 multifamily units and 3,757 single-family residential units. The aggregate number of units are held through seventy-six real estate investments, consisting of fifty-one consolidated operating investments and twenty-five investments held through preferred equity, loan or ground lease investments. As of March 31, 2022, the Company’s consolidated operating investments were approximately 95.9% occupied.

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

Proposed Merger

On December 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by the Company’s board of directors (the “Board”). Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc. On April 12, 2022, the Company held a special meeting of stockholders (the “Special Meeting”) at which the Merger was approved by the holders of issued and outstanding common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) entitled to cast a majority of all the votes entitled to be cast on the Merger. No further action by the Company’s stockholders is required to approve the Merger.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company Common Stock that is issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $24.25 in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”).

The Company will deliver a notice of redemption (the “Preferred Stock Redemption Notice”) to the holders of our Series B Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and Series T Redeemable Preferred Stock, par value $0.01 per share (“Series T Preferred Stock”), in accordance with their respective Articles Supplementary, which will provide that such preferred stock will be redeemed effective as of the Effective Time. Each share of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be redeemed for an amount equal to $25.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest. Each share of Series B Preferred Stock will be redeemed for an amount equal to $1,000.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest.

The outstanding warrants to purchase Class A common stock of the Company (the “Company Warrants”) will remain outstanding following the Effective Time in accordance with their terms, but will be adjusted so that the holder of any Company Warrant exercised at or after the Effective Time will be entitled to receive in cash the amount of the Per Share Merger Consideration which, if the Company Warrant had been exercised immediately prior to the Closing, such holder would have been entitled to receive upon the consummation of the Merger.

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

Prior to the consummation of the Merger, the Company will complete the separation of our single-family residential real estate business (the “SFR Business”) from our multi-family residential real estate business (the “Separation”). Following the Separation, the SFR Business will be indirectly held by Bluerock Homes Trust, Inc. (“BHM”), a Maryland corporation, and the Operating Partnership, and, prior to the consummation of the Merger, the Company will distribute the common stock of BHM to the Company’s stockholders as of the record date for such distribution in a taxable distribution (the “Distribution”). Only holders of Company Warrants that are exercised so that the Company Common Stock issued in respect thereof is issued and outstanding as of the record date for the Distribution will be entitled to receive any common stock of BHM in the Distribution in respect of such Company Warrants.

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

The consummation of the Merger is conditioned on the consummation of the Separation and the Distribution, as well as certain customary closing conditions.

The Company has agreed not to solicit or enter into an agreement regarding a Company Takeover Proposal (as defined in the Merger Agreement) and is not permitted to enter into discussions or negotiations concerning, or provide information to a third party in connection with, any Company Takeover Proposal, in each case subject to certain exceptions that no longer apply following the approval of the Merger by the Company’s common stockholders.

The Merger Agreement may be terminated under certain circumstances by the Company. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions. The Merger Agreement also may be terminated by either the Company or Parent if the Merger has not been completed on or prior to the date that is nine months after the date of the Merger Agreement, which date may be extended to complete the Separation and the Distribution, by the Company, up to the date that is ten months after the date of the Merger Agreement, or by Parent, up to the date that is twelve months after the date of the Merger Agreement.

In connection with a termination of the Merger Agreement in certain circumstances, the Company will be required to pay a termination fee to Parent of $60 million. Upon termination of the Merger Agreement in certain other circumstances, Parent will be required to pay the Company a termination fee of $200 million.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of March 31, 2022, limited partners other than the Company owned approximately 27.46% of the common units of the Operating Partnership (14.39% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.07% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.71% which are not vested at March 31, 2022).

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

The Company had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to none in the quarter ended March 31, 2022. Although the Company may receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 95.9% as of March 31, 2022, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for discussion of the Company’s significant accounting policies. During the three months ended March 31, 2022, there were no material changes to these policies.

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

The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2021 contained in the Annual Report on Form 10-K as filed with the SEC on March 11, 2022.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company beginning January 1, 2022 as the Company did not early adopt ASU 2020-06 as allowed on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022 and its adoption did not have an impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2021-01 are effective immediately and may be elected over time as reference rate reform activities occur through December 31, 2022. The Company has not elected the optional expedients, though it continues to evaluate the impact of the guidance and may apply elections as applicable as changes in the market occur.

Note 3 – Sale of Real Estate Assets

Sale of Alexan CityCentre Interests

On January 20, 2022, Alexan CityCentre, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $18.7 million, which included its original preferred equity investment of $18.2 million and accrued preferred return of $0.5 million.

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

Sale of The Hartley at Blue Hill

On February 28, 2022, The Hartley at Blue Hill, a property located in Chapel Hill, North Carolina, was sold. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. The $5.0 million senior loan provided by the Company, which is secured by a parcel of land adjacent to The Hartley at Blue Hill property, remains outstanding as of March 31, 2022.

Sale of Motif

On March 24, 2022, Motif, a property located in Fort Lauderdale, Florida, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off for $87.2 million, which included principal repayment of $84.4 million and accrued interest of $2.8 million. The Company recorded a $3.9 million gain on sale representing its estimated promote interest share of proceeds that remained after the Company and joint venture members received full return of their capital contributions. The Company also recorded a $3.9 million receivable, which is included in due from affiliates in the Company’s consolidated balance sheet, as the proceeds were not distributed as of quarter end.

Sale of Strategic Portfolio Interests (partial)

On March 29, 2022, Georgetown Crossing located in Savannah, Georgia, and an underlying asset of an unconsolidated joint venture in which the Company had a preferred equity investment, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $2.2 million, which included its original preferred equity investment, accrued preferred return and an exit fee. Refer to Note 7 for further information.

Note 4 – Investments in Real Estate

As of March 31, 2022, the Company held seventy-six real estate investments, consisting of fifty-one consolidated operating investments and twenty-five investments held through preferred equity, loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity, loan and ground lease investments.

Consolidated Operating Investments

		Number of	Date Built /	Ownership
Name	Location	Units	Renovated (1)	Interest
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Burano Hunter’s Creek	Orlando, FL	532	1999	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The Debra Metrowest	Orlando, FL	510	2001	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Windsor Falls	Raleigh, NC	276	1994	100%
Total Multifamily Units		10,626

		Number of	Average
Single-Family Residential (2)	Market	Units	Year Built

Golden Pacific	KS / MO	69	1975	97%
ILE	TX / SE US	310	1990	95%
Navigator Villas	Pasco, WA	176	2013	90%
Peak
Axelrod	Garland, TX	22	1959	80%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%
Granbury	Granbury, TX	36	2020-2021	80%
Granbury 2.0	Granbury, TX	34	2021-2022	80%
Indy	Indianapolis, IN	44	1958	60%
Lubbock	Lubbock, TX	60	1955	80%
Lubbock 2.0	Lubbock, TX	75	1972	80%
Lubbock 3.0	Lubbock, TX	45	1945	80%
Lynnwood	Lubbock, TX	20	2005	80%
Lynnwood 2.0	Lubbock, TX	20	2003	80%
Savannah 319	Savannah, GA	19	2022	80%
Springfield	Springfield, MO	290	2004	60%
Springtown	Springtown, TX	70	1991	80%
Springtown 2.0	Springtown, TX	14	2018	80%
Texarkana	Texarkana, TX	29	1967	80%
Texas Portfolio 183	Various / TX	183	1975	80%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Single-Family Units		1,935
Total Units		12,561
(1)Represents date of last significant renovation or year built if there were no renovations.
(2)Single-Family Residential includes single-family residential homes and attached townhomes/flats.

Depreciation expense was $19.8 million and $18. 7 million for the three months ended March 31, 2022 and 2021, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.7 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

Preferred Equity, Loan and Ground Lease Investments

			Actual /
		Actual /	Estimated	Actual / Estimated
		Planned	Initial	Construction
Lease-up Investment Name (1)	Location / Market	Number of Units	Occupancy	Completion
Multifamily
Zoey	Austin, TX	307	4Q 2021	1Q 2022
Total Lease-up Units		307

Development Investment Name (1)
Multifamily
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
Deerwood Apartments	Houston, TX	330	4Q 2022	2Q 2023
Chandler	Chandler, AZ	208	3Q 2023	4Q 2023
Orange City Apartments	Orange City, FL	298	1Q 2023	4Q 2023
Lower Broadway	San Antonio, TX	386	4Q 2023	2Q 2024
Total Multifamily Units		1,462

Single-Family Residential
Willow Park	Willow Park, TX	46	2Q 2022	4Q 2022
The Woods at Forest Hill	Forest Hill, TX	76	1Q 2023	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	1Q 2023	4Q 2023
The Cottages at Warner Robins	Warner Robins, GA	251	3Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	1Q 2023	4Q 2023
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Weatherford 185 (2)	Weatherford, TX	185	—	—
Total Single-Family Units		1,348
Total Development Units		2,810

Operating Investment Name (1)	Location / Market	Number of Units
Multifamily
Deercross	Indianapolis, IN	372
Domain at The One Forty	Garland, TX	299
Hunter's Pointe (3)	Pensacola, FL	204
Park on the Square (3)	Pensacola, FL	240
Renew 3030	Mesa, AZ	126
Spring Parc	Dallas, TX	304
The Commons (3)	Jacksonville, FL	328
The Crossings of Dawsonville	Dawsonville, GA	216
The Reserve at Palmer Ranch (3)	Sarasota, FL	320
The Riley	Richardson, TX	262
Water's Edge (3)	Pensacola, FL	184
Total Multifamily Units		2,855

Single-Family Residential
Peak Housing (4)	IN / MO / TX	474
Total Single-Family Units		474
Total Operating Units		3,329
Total Units		6,446
(1)	Investments in which the Company has a loan, preferred equity or ground lease investment. Operating investments represent stabilized operating investments. Refer to Note 6 and Note 7 for further information.
(2)	The development is in the planning phase; final project specifications are in process.
(3)	These five operating investments are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.
(4)	Peak Housing consists of the Company's preferred equity investments in a private single-family home REIT (refer to Note 7 for further information). Unit count excludes units presented in the consolidated operating investments table above.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the three months ended March 31, 2022 ($ in thousands):

			Ownership	Purchase
Name	Market	Date	Interest	Price	Debt
Single-Family Residential (1)
Granbury 2.0	Granbury, TX	March 11, 2022	80%	$7,650	$5,355	(2)
Savannah 319	Savannah, GA	March 17, 2022	80%	4,465	—	(3)
Golden Pacific	KS / MO	1Q 2022 (4)	97%	11,774	—	(3)
ILE	TX / SE US	1Q 2022 (4)	95%	7,011	9,974	(5)
(1)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(2)	As part of the acquisition, the Company provided a mortgage or mezzanine loan to the consolidated portfolio owner in the full amount shown. The loan is eliminated in the Company's consolidated financial statements. Refer to the Peak Housing Financing disclosure in Note 7 for further information.
(3)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(4)	On various dates throughout the first quarter 2022, the Company acquired an aggregate of 62 units and 31 units that were added to the Golden Pacific and ILE portfolios, respectively.
(5)	The debt amount represents the aggregate debt held through five separate credit agreements. Refer to Note 9 for further information.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the three months ended March 31, 2022 (amounts in thousands):

Purchase
Price
Allocation
Land	$4,752
Building	26,900
Building improvements	142
Furniture and fixtures	114
In-place leases	193
Total assets acquired	$32,101

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31,	December 31,
Property	2022	2021
Avondale Hills	$13,226	$12,874
Domain at The One Forty	25,426	25,309
Motif	—	85,375
Reunion Apartments	—	11,382
The Hartley at Blue Hill	5,043	38,942
Weatherford 185	9,786	—
Total	$53,481	$173,882
Provision for credit losses	(40)	(393)
Total, net	$53,441	$173,489

Provision for Credit Losses

As of March 31, 2022, the Company’s provision for credit losses on its loan investments was $0.04 million on a carrying amount of $53.5 million of these investments. The provision for credit losses of the Company’s loan investments at March 31, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2022	2021
Beginning balances as of January 1, 2022 and 2021, respectively	$393	$174
Provision for credit loss on pool of assets, net (1)	(353)	219
Provision for credit losses, end of period	$40	$393
(1)

Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the three months ended March 31, 2022 was a result of the removal of three investments from the pool of assets and a decrease in the trailing twelve-month historical default rate.

Following is a summary of the interest income from loan and ground lease investments for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended
	March 31,
Property	2022	2021
Avondale Hills	$352	$117
Domain at The One Forty	187	239
Motif (1)(2)	4,849	2,374
Reunion Apartments (1)	187	290
The Hartley at Blue Hill (1)	744	1,023
Vickers Historic Roswell (3)	—	440
Weatherford 185	141	—
Zoey (4)	292	238
Total	$6,752	$4,721
(1)

In the first quarter 2022, the Motif, Reunion Apartments and The Hartley at Blue Hill properties were sold. Each mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company remains outstanding as of March 31, 2022.

(2)	The Motif interest income includes $3.0 million of income recognized upon the sale of the property that was deferred in 2021 due to adjustments for straight line income recognition.
(3)	In the second quarter 2021, the Vickers Historic Roswell property was sold. The mezzanine loan provided by the Company was paid off in full upon the sale.
(4)

The ground lease project is under development and the full leasehold improvement allowance of $20.4 million has been fully funded and is included within accounts receivable, prepaids and other assets in the Company’s consolidated balance sheets.

The occupancy percentages of the Company’s mezzanine loan investment properties at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
Property	2022	2021
Avondale Hills	(1)	(2)
Domain at The One Forty	93.6%	94.6%
Weatherford 185	(1)	—
(1)	The development had not commenced lease-up as of March 31, 2022.
(2)	The development had not commenced lease-up as of December 31, 2021.

Motif Mezzanine Loan Financing

The Motif property was sold on March 24, 2022. The mezzanine loan provided by the Company was paid off for $87.2 million, which included principal repayment of $84.4 million and accrued interest of $2.8 million. The Company recorded a $3.9 million gain on sale representing its estimated promote interest share of proceeds that remained after the Company and joint venture members received full return of their capital contributions. The Company also recorded the $3.9 million as a receivable, which is included in due from affiliates in the Company's consolidated balance sheet, as the proceeds were not distributed as of quarter end.

Reunion Apartments Mezzanine Loan Financing

The Reunion Apartments property was sold on February 25, 2022. Upon the sale, the mezzanine loan provided by the Company was paid off for $12.5 million, which included principal repayment of $10.0 million, accrued interest of $1.5 million and an incremental payment of $1.0 million to achieve the minimum interest per the terms of the loan agreement.

The Hartley at Blue Hill Loan Financing

The Hartley at Blue Hill property was sold on February 28, 2022. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. The $5.0 million senior loan provided by the Company, which is secured by a parcel of land adjacent to The Hartley at Blue Hill property, remains outstanding as of March 31, 2022.

Weatherford 185 Mezzanine Loan Financing

On February 15, 2022, the Company provided a $9.6 million mezzanine loan to an unaffiliated third party to purchase land in Weatherford, Texas for the development of approximately 185- build for rent, single-family residential units. The loan matures on May 16, 2022 and contains three (3) thirty-day extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with interest-only payments during the term of the loan. The loan may be prepaid without penalty.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of March 31, 2022 and December 31, 2021 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Property	2022	2021
Alexan CityCentre (1)	$—	$18,261
Chandler	5,065	3,305
Deercross	4,000	4,000
Deerwood Apartments	16,452	9,245
Lower Broadway	5,095	908
Orange City Apartments	2,551	—
Peak Housing	20,319	20,319
Renew 3030	7,060	7,060
Spring Parc	8,000	8,000
Strategic Portfolio (2)	26,038	28,212
The Cottages at Myrtle Beach	13,467	9,034
The Cottages at Warner Robins	2,609	—
The Cottages of Port St. Lucie	10,930	7,260
The Crossings of Dawsonville	10,450	10,450
The Riley	6,961	6,961
The Woods at Forest Hill	442	442
Willow Park	2,540	2,540
Other	64	64
Total	$142,043	$136,061
Provision for credit losses	(245)	(371)
Total, net	$141,798	$135,690
(1)	The Company’s preferred equity investment was redeemed in the first quarter 2022.
(2)	Hunter’s Pointe, Park on the Square, The Commons, The Reserve at Palmer Ranch and Water’s Edge are collectively known as the Strategic Portfolio.

Provision for Credit Losses

As of March 31, 2022, the Company’s provision for credit losses on its preferred equity investments was $0.2 million on a carrying amount of $142.0 million of these investments. The provision for credit losses of the Company’s preferred equity investments at March 31, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2022	2021
Beginning balances as of January 1, 2022 and 2021, respectively	$371	$16,153
Provision for credit loss on pool of assets, net (1)	(126)	148
Provision for credit loss – Alexan Southside Place (2)	—	(15,930)
Provision for credit losses, end of period	$245	$371
Recovery of previous provision for credit loss – Alexan Southside Place	$(292)	$—
(1)

Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the three months ended March 31, 2022 was a result of a decrease in the trailing twelve-month historical default rate and the removal of two investments from the pool of assets.

(2)

In the first quarter 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for further information.

As of March 31, 2022, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in eighteen joint ventures.

Seventeen of the eighteen equity investments, Chandler, Deercross, Deerwood Apartments, Lower Broadway, Orange City Apartments, Peak Housing, Renew 3030, Spring Parc, Strategic Portfolio, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The Crossings of Dawsonville, The Riley, The Woods at Forest Hill, Wayford at Innovation Park and Willow Park, are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. Each joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily apartment community or a portfolio of single-family residential homes.

The last of the eighteen equity investments, Domain at The One Forty, represents a remaining 0.5% common interest in the joint venture where the Company had previously redeemed its preferred equity investment in the joint venture and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2022 and 2021 are summarized below (amounts in thousands):

	Three Months Ended
	March 31,
Property	2022	2021
Alexan CityCentre	$220	$663
Chandler	124	—
Deercross	105	—
Deerwood Apartments	373	—
Lower Broadway	60	—
Mira Vista	—	133
Orange City Apartments	33	—
Peak Housing	466	—
Renew 3030	185	—
Spring Parc	210	—
Strategic Portfolio	768	710
The Conley	—	405
The Cottages at Myrtle Beach	371	—
The Cottages at Warner Robins	26	—
The Cottages of Port St. Lucie	313	—
The Crossings of Dawsonville	274	—
The Riley	191	64
The Woods at Forest Hill	14	—
Thornton Flats	—	102
Wayford at Concord	—	210
Willow Park	83	—
Total preferred returns on unconsolidated joint ventures	$3,816	$2,287

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
Property	2022	2021
Chandler	(1)	(2)
Deercross	89.8%	86.8%
Deerwood Apartments	(1)	(2)
Lower Broadway	(1)	(2)
Orange City Apartments	(1)	(2)
Peak Housing	92.1%	92.8%
Renew 3030	98.4%	96.8%
Spring Parc	94.1%	98.4%
Strategic Portfolio
Hunter’s Pointe	96.1%	98.5%
Park on the Square	97.5%	95.4%
The Commons	98.5%	97.6%
The Reserve at Palmer Ranch	97.5%	97.5%
Water’s Edge	96.7%	97.3%
The Cottages at Myrtle Beach	(1)	(2)
The Cottages at Warner Robins	(1)	(2)
The Cottages of Port St. Lucie	(1)	(2)
The Crossings of Dawsonville	97.2%	98.1%
The Riley	96.9%	97.3%
The Woods at Forest Hill	(1)	(2)
Wayford at Innovation Park	(1)	(2)
Willow Park	(1)	(2)
(1)	The development had not commenced lease-up as of March 31, 2022.
(2)	The development had not commenced lease-up as of December 31, 2021.

Alexan CityCentre Interests

On January 20, 2022, Alexan CityCentre, the underlying asset of the Alexan CityCentre JV, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the Alexan CityCentre JV for $18.7 million, which included its original preferred equity investment of $18.2 million and accrued preferred return of $0.5 million.

Peak Housing Interests and Financing

During 2021, the Company made common and preferred equity investments, along with the operating partnership of Peak Housing REIT (the “Peak REIT OP”), in fourteen portfolios of single-family residential homes. These fourteen portfolios constitute Peak Housing, which represents the aggregate of the Company’s preferred equity investments in these portfolios. During the first quarter 2022, the Company made common equity investments, along with the Peak REIT OP, in the following two portfolios of single-family residential homes: Granbury 2.0 and Savannah 319. In addition to its common and/or preferred equity investments, the Company, through wholly-owned lender-entities, provided the full mortgage or mezzanine loan to each of the fifteen (Savannah 319 excluded) respective portfolio owners. These portfolio owners are owned by joint ventures in which the Company has its common equity investments along with Peak REIT OP. To determine if consolidation of the joint ventures was appropriate, the Company evaluated the basis of consolidation under ASC 810: Consolidation using the voting interest equity method as it had determined that the joint ventures were not variable interest entities. As the Company has controlling voting interests and substantive participating rights of the joint ventures under the operating agreements, the Company determined that consolidation of the joint ventures was appropriate. As the entities through which the Company provided the loans (the lender-entities) and the entities to which the loans were provided (the property owners) consolidate into the Company’s financial statements, the loan receivable balances and the loan payable balances are eliminated through consolidation and therefore are not reflected in the Company’s consolidated balance sheets. In addition, the Company’s pro rata share of each loan’s interest expense incurred through the portfolio owner partially offsets, through consolidation, the Company’s interest income for each loan recognized at the wholly-owned lender-entity. The remaining interest income, which is attributable to interest incurred by Peak REIT OP as the noncontrolling interest in each portfolio, is reflected in net income (loss) attributable to common stockholders in the Company’s consolidated statements of operations. Through its impact on the net operations of the portfolio, Peak REIT OP’s pro rata share of each loan’s interest expense is reflected in net income (loss) attributable to noncontrolling interests partially owned properties in the Company’s consolidated statements of operations. In April 2022, the mortgage and mezzanine loans provided by the Company to the portfolio owners were converted into common equity interests. Refer to Note 16 for further information.

Strategic Portfolio Interests

On March 29, 2022, Georgetown Crossing, an underlying asset of the Strategic JV, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the Strategic JV for $2.2 million, which included its original preferred equity investment, accrued preferred return and an exit fee.

The Company continues to earn a 7.5% current return and a 3.0% accrued return, for a total preferred return of 10.5% per annum, on its investments in Hunter’s Pointe, Park on the Square, The Commons and Water’s Edge, along with earning a 6.35% current return and a 5.15% accrued return, for a total preferred return of 11.5% per annum, on its investment in The Reserve at Palmer Ranch. These five remaining properties are collectively known as the Strategic Portfolio and are subject to individual property mortgage debt in the aggregate amount of $113.6 million.

Note 8 – Revolving Credit Facilities

Amended Senior Credit Facility

On March 6, 2020, the Company entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At March 31, 2022, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At March 31, 2022, the Company had one outstanding letter of credit of $0.8 million.

Amended Junior Credit Facility

On September 21, 2021, the Company entered into the Amended Junior Credit Facility. The Amended Junior Credit Facility extended the maturity date of the credit facility to December 21, 2023 and included changes in certain financial and operating covenants. There were no other material changes in terms from the previous credit facility. The Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Amended Junior Credit Facility, depending on the borrowings outstanding. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At March 31, 2022, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

As of March 31, 2022 and December 31, 2021, there were no outstanding balances on the Amended Senior Credit Facility or the Amended Junior Credit Facility. The availability of borrowings under the revolving credit facilities at March 31, 2022 is based on the collateral and compliance with various ratios related to those assets and was approximately $147.2 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of March 31, 2022 and December 31, 2021, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2022
	March 31,	December 31,		Interest-only
Property	2022	2021	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Westside	$51,599	$51,841	3.68%	(1)	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Avenue 25 (2)	36,566	36,566	4.18%	July 2022	July 1, 2027
Burano Hunter’s Creek	69,143	69,502	3.65%	(1)	November 1, 2024
Carrington at Perimeter Park (3)	31,229	31,244	4.16%	(3)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	39,703	39,896	4.07%	(1)	October 1, 2024
Denim (4)	101,205	101,205	3.41%	August 2024	August 1, 2029
Elan (5)	25,490	25,508	4.19%	(5)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Falls at Forsyth	19,180	19,265	4.35%	(1)	July 1, 2025
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
Navigator Villas (6)	20,279	20,361	4.57%	(1)	June 1, 2028
Outlook at Greystone	21,838	21,930	4.30%	(1)	June 1, 2025
Providence Trail	47,359	47,587	3.54%	(1)	July 1, 2026
Roswell City Walk	48,796	49,050	3.63%	(1)	December 1, 2026
The Brodie	32,699	32,876	3.71%	(1)	December 1, 2023
The Debra Metrowest	63,716	63,982	4.43%	(1)	May 1, 2025
The Links at Plum Creek	38,740	38,916	4.31%	(1)	October 1, 2025
The Mills	24,591	24,731	4.21%	(1)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Wesley Village	38,543	38,730	4.25%	(1)	April 1, 2024
Windsor Falls	27,442	27,442	4.19%	November 2022	November 1, 2027
Yauger Park Villas (7)	14,849	14,921	4.86%	(1)	April 1, 2026
Total Fixed Rate	$1,056,782	$1,059,368

Floating Rate (8):
ARIUM Glenridge	$48,838	$49,170	1.57%	(1)	September 1, 2025
Chevy Chase	24,400	24,400	2.56%	September 2022	September 1, 2027
Cielo on Gilbert (9)	58,000	58,000	2.66%	January 2026	January 1, 2031
Falls at Forsyth	19,101	19,186	1.64%	(1)	July 1, 2025
Fannie Facility Advance	13,936	13,936	2.84%	June 2022	June 1, 2027
Fannie Facility Second Advance (9)	12,880	12,880	2.75%	March 2023	March 1, 2028
ILE (10)	36,444	26,825	3.80%	(10)	(10)
Pine Lakes Preserve	42,728	42,728	3.22%	July 2025	July 1, 2030
Veranda at Centerfield	25,880	25,962	1.48%	(1)	July 26, 2023 (11)
Villages of Cypress Creek	33,520	33,520	2.79%	July 2022	July 1, 2027
Total Floating Rate	$315,727	$306,607
Total	$1,372,509	$1,365,975
Fair value adjustments	7,777	8,159
Deferred financing costs, net	(8,996)	(9,143)
Total mortgages payable	$1,371,290	$1,364,991
(1)	The loan requires monthly payments of principal and interest.
(2)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
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

(6)	The principal balance includes a $14.6 million senior loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(7)	The principal balance includes a $10.3 million senior loan at a fixed rate of 4.81% and a $4.5 million supplemental loan at a fixed rate of 4.96%.
(8)

Other than Cielo on Gilbert, the Fannie Facility Second Advance and ILE, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In March 2022, one-month LIBOR in effect was 0.24%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.

(9)

The Cielo on Gilbert loan and the Fannie Facility Second Advance bear interest at the 30-day average SOFR + 2.61% and + 2.70%, respectively. In March 2022, the 30-day average SOFR in effect was 0.05%. SOFR rate is subject to a rate cap. Please refer to Note 11 for further information.

(10)

The principal balance represents the aggregate debt outstanding across five separate credit agreements. Of the $36.4 million principal balance, $7.5 million held through two credit agreements requires monthly payments of principal and interest, while the remaining principal balance of $28.9 million held through three credit agreements has monthly payments that are currently interest-only. The five credit agreements have maturity dates ranging from 2022 to 2026 and bear interest at one-month LIBOR or prime rate + margins ranging from 0.50% to 3.00%, subject to rate floors, and have current interest rates ranging from 3.50% to 4.25% with a weighted average interest rate of 3.80% as of March 31, 2022.

(11)	The loan has two (2) one-year extension options subject to certain conditions.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.

Master Credit Facility with Fannie Mae

The Company previously entered into a Master Credit Facility Agreement issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. Refer to the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for further information.

Debt maturities

As of March 31, 2022, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2022 (April 1–December 31)	$14,961
2023	127,648
2024	208,664
2025	332,683
2026	160,587
Thereafter	527,966
$1,372,509
Add: Unamortized fair value debt adjustment	7,777
Subtract: Deferred financing costs, net	(8,996)
Total	$1,371,290

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $2,088.3 million as of March 31, 2022.

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

Financial Instrument Fair Value Disclosures

As of March 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of March 31, 2022 and December 31, 2021, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,348.5 million and $1,388.3 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,380.3 million and $1,374.1 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of March 31, 2022, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $279.3 million of the Company’s floating rate mortgage debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, and the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Derivatives not
designated as hedging					The Effect ofDerivative
instruments under		Fair values of derivative		Location of Gain or (Loss)	Instruments on the Statement of
ASC 815‑20	Balance Sheet Location	instruments		Recognized in Income	Operations
					Three Months Ended
		March 31,	December 31,		March 31,
		2022	2021		2022	2021
Interest rate caps	Accounts receivable, prepaids and other assets	$1,390	$185	Interest Expense	$1,205	$35

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Board, in the form of LTIP Units. The term of the Administrative Services Agreement expires on October 31, 2022 unless the Company renews. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company.

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

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $1.1 million and $0.8 million were expensed during the three months ended March 31, 2022 and 2021, respectively. Operating expense reimbursements of $0.4 million for the fourth quarter 2021 were paid to BRE through the issuance of 16,388 LTIP Units on February 28, 2022.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $1.2 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Operating expense reimbursements for the fourth quarter 2021 were paid to the Company in cash during the first quarter 2022.

Pursuant to the terms of the Administrative Services Agreement (“ASA”) and the Leasehold Cost-Sharing Agreement (“CSA”), summarized below are the net related party amounts payable to BRE as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31,	December 31,
Amounts Payable to BRE, net	2022	2021
Operating and direct expense reimbursements under the ASA	$341	$318
Offering expense reimbursements under the ASA	—	94
Total amounts payable under the ASA, net	$341	$412
Operating and direct expense reimbursements under the CSA	181	187
Total amounts payable to BRE, net	$522	$599

As of March 31, 2022 and December 31, 2021, the Company had $3.9 million and $0.7 million, respectively, in receivables due from related parties other than BRE. The $3.9 million balance at March 31, 2022 represents the Company’s estimated promote interest gain resulting from the sale of the Motif property. The Company classified this amount as a related party receivable as the proceeds were not distributed as of March 31, 2022. Refer to Note 6 for further information.

Selling Commissions and Dealer Manager Fees

In conjunction with its previous offering of the Series T Preferred Stock (the “Series T Preferred Offering”), the Company engaged a related party as dealer manager, and paid up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allowed the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurred costs in excess of the 10%, which costs were borne by the dealer manager without reimbursement by the Company. On November 19, 2021, the Company made the final issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering, and upon the final issuance, the Series T Preferred Offering terminated pursuant to its terms. For the three months ended March 31, 2021, the Company incurred $6.9 million in selling commissions and discounts and $2.9 million in dealer manager fees and discounts related to the previous Series T Preferred Offering. In addition, BRE was reimbursed for offering costs of $0.3 million during the three months ended March 31, 2021 in conjunction with the previous Series T Preferred Offering. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Notes and interest receivable

The Company provides mezzanine loans, in some cases, to related parties in conjunction with the development of multifamily communities. At March 31, 2022, the Domain at The One Forty mezzanine loan investment involved a related party. Refer to Note 6 and the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company had previously invested, in some cases, with related parties in various joint ventures in which the Company owned preferred equity interests. At March 31, 2022, the Company had no preferred equity investments involving related parties. Refer to the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for further information.

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

The following table reconciles the components of basic and diluted net (loss) income per common share ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(15,396)	$23,581
Dividends on restricted stock and LTIP Units expected to vest	(333)	(382)
Basic net (loss) income attributable to common stockholders	$(15,729)	$23,199

Weighted average common shares outstanding (1)	28,447,877	23,089,364
Potential dilutive shares (2)	—	198,725
Weighted average common shares outstanding and potential dilutive shares (1)	28,447,877	23,288,089

Net (loss) income per common share, basic	$(0.55)	$1.00
Net (loss) income per common share, diluted	$(0.55)	$1.00
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended March 31, 2022, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) Company Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 1,138,249 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 113,829 shares of Class A common stock.

For the three months ended March 31, 2021, the following are included in the diluted shares calculation: a) Company Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 97,416 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 101,309 shares of Class A common stock.

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

Series T Redeemable Preferred Stock

On November 19, 2021, the Company made the final issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering, and upon the final issuance, the Series T Preferred Offering terminated pursuant to its terms. During the life of the Series T Preferred Offering, the Company issued a total of 28,369,906 shares of Series T Preferred Stock for net proceeds of approximately $638.3 million after commissions, dealer manager fees and discounts. During the three months ended March 31, 2022, the Company, at the request of holders, redeemed 24,671 shares of Series T Preferred Stock for $0.6 million in cash.

Series B Redeemable Preferred Stock

During the three months ended March 31, 2022, the Company, at the request of holders, redeemed 547 shares of Series B Preferred Stock for $0.5 million in cash.

As of March 31, 2022, the Company had 109,414 outstanding Company Warrants from its offering of Series B Preferred Stock. The Company Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A common stock on the date of issuance of such Company Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Company Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Company Warrant is exercisable by holder to purchase 20 shares of Class A common stock. The Company Warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. During the three months ended March 31, 2022, a total of 134,582 Company Warrants were exercised into 1,625,691 shares of Class A common stock. The outstanding Company Warrants have exercise prices ranging from $10.16 to $14.71 per share.

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2022, limited partners other than the Company owned approximately 27.46% of the common units of the Operating Partnership (5,884,827 OP Units, or 14.39%, is held by OP Unit holders, and 5,346,698 LTIP Units, or 13.07%, is held by LTIP Unit holders, including 4.71% which are not vested at March 31, 2022). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

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

On February 28, 2022, the Company granted an aggregate of 10,068 LTIP Units to two executive officers under the Fourth Amended 2014 Incentive Plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, for the first quarter 2022. Such LTIP Units will vest on the first anniversary of the date of grant.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized compensation expense of approximately $1.0 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $11.1 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 2.1 years.

Restricted Stock Grants

Each April starting in 2019 through 2021, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. The RSGs provided were comprised of an aggregate of 237,402 shares of Class A common stock with an aggregate fair value of $2.0 million. The Company recognized compensation expense for such RSGs of approximately $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $0.3 million of total unrecognized compensation expense related to the unvested RSGs granted under the Incentive Plans. The remaining expense is expected to be recognized over the remaining 1.8 years.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
Class C Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
Series B Preferred Stock
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
January 14, 2022	January 25, 2022	$5.00	February 4, 2022
January 14, 2022	February 25, 2022	$5.00	March 4, 2022
January 14, 2022	March 25, 2022	$5.00	April 5, 2022
Series C Preferred Stock
December 10, 2021	December 23, 2021	$0.4765625	January 5, 2022
March 14, 2022	March 25, 2022	$0.4765625	April 5, 2022
Series D Preferred Stock
December 10, 2021	December 23, 2021	$0.4453125	January 5, 2022
March 14, 2022	March 25, 2022	$0.4453125	April 5, 2022
Series T Preferred Stock
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
January 14, 2022	January 25, 2022	$0.128125	February 4, 2022
January 14, 2022	February 25, 2022	$0.128125	March 4, 2022
January 14, 2022	March 25, 2022	$0.128125	April 5, 2022

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company had a dividend reinvestment plan that allowed for participating stockholders to have their Class A common stock dividend distributions automatically reinvested in additional Class A common shares based on the average price of the Class A common shares on the investment date. The Company also had a dividend reinvestment plan that allowed for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. In December 2021, the Board approved the suspension of the dividend reinvestment plans until further notice.

Distributions declared and paid for the three months ended March 31, 2022 were as follows (amounts in thousands):

	Distributions
2022	Declared	Paid
First Quarter
Class A Common Stock	$4,804	$4,361
Class C Common Stock	12	12
Series B Preferred Stock	5,383	5,386
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	10,860	10,971
OP Units	958	1,027
LTIP Units	868	645
Total first quarter 2022	$25,214	$24,731

Note 14 – Commitments and Contingencies

The aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity, loan and joint venture investments was $132.6 million and $158.5 million as of March 31, 2022 and December 31, 2021, respectively.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Segment Information

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

The following table summarizes NOI by the Company’s reportable segments for the three months ended March 31, 2022 and 2021, and reconciles NOI to net (loss) income attributable to common stockholders on the Company’s consolidated statements of operations. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Rental and other property revenues
Multifamily	$49,646	$50,419
Single-family	6,852	662
Total rental and other property revenues	56,498	51,081

Property operating expenses
Multifamily	17,106	19,578
Single-family	2,778	354
Total property operating expenses	19,884	19,932

Net operating income
Multifamily	32,540	30,841
Single-family	4,074	308
Total net operating income	36,614	31,149
Reconciling items:
Interest income from loan and ground lease investments	6,752	4,721
Property management fee expenses	(1,870)	(1,281)
General and administrative expenses	(7,920)	(6,645)
Acquisition and pursuit costs	(45)	(11)
Weather-related losses, net	—	(400)
Depreciation and amortization	(22,028)	(20,322)
Other income	986	152
Preferred returns on unconsolidated real estate joint ventures	3,816	2,287
Provision for credit losses	795	(542)
Gain on sale of real estate investments	—	68,913
Gain on sale of unconsolidated joint venture	3,892	—
Transaction costs	(7,545)	—
Loss on extinguishment of debt and debt modification costs	—	(3,040)
Interest expense, net	(11,545)	(13,835)
Net income	1,902	61,146
Preferred stock dividends	(18,572)	(14,617)
Preferred stock accretion	(5,206)	(7,022)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(5,816)	10,160
Partially-owned properties	(664)	5,766
Net (loss) income attributable to noncontrolling interests	(6,480)	15,926
Net (loss) income attributable to common stockholders	$(15,396)	$23,581

The following table summarizes the assets of the Company’s reportable segments as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31,	December 31,
	2022	2021
Assets
Net Real Estate Investments
Multifamily	$1,715,017	$1,729,214
Single-family	350,221	318,084
Total Net Real Estate Investments	2,065,238	2,047,298
Reconciling items:
Cash and cash equivalents	247,564	166,492
Restricted cash	27,619	30,015
Notes and accrued interest receivable, net	53,441	173,489
Due from affiliates	3,892	711
Accounts receivable, prepaids and other assets, net	43,400	43,108
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	141,798	135,690
In-place lease intangible assets, net	1,063	2,530
Total Consolidated Assets	$2,584,015	$2,599,333

Note 16 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
April 11, 2022	April 25, 2022	$5.00	May 5, 2022
Series T Preferred Stock
April 11, 2022	April 25, 2022	$0.128125	May 5, 2022

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP Units and LTIP Units, subsequent to March 31, 2022 (amounts in thousands):

	Declaration			Distributions	Total
Shares	Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	March 14, 2022	March 25, 2022	April 5, 2022	$0.1625000	$4,804
Class C Common Stock	March 14, 2022	March 25, 2022	April 5, 2022	0.1625000	12
Series B Preferred Stock	January 14, 2022	March 25, 2022	April 5, 2022	5.0000000	1,793
Series C Preferred Stock	March 14, 2022	March 25, 2022	April 5, 2022	0.4765625	1,094
Series D Preferred Stock	March 14, 2022	March 25, 2022	April 5, 2022	0.4453125	1,235
Series T Preferred Stock	January 14, 2022	March 25, 2022	April 5, 2022	0.1281250	3,619
OP Units	March 14, 2022	March 25, 2022	April 5, 2022	0.1625000	958
LTIP Units	March 14, 2022	March 25, 2022	April 5, 2022	0.1625000	631

Series B Preferred Stock	April 11, 2022	April 25, 2022	May 5, 2022	5.0000000	1,792
Series T Preferred Stock	April 11, 2022	April 25, 2022	May 5, 2022	0.1281250	3,619
Total					$19,557

Peak Housing Interests and Financing

On April 1, 2022, the mortgage and mezzanine loans provided by the Company to twelve of the fifteen portfolio owners (refer to Note 7 for further information) were converted into a total of $66.2 million of common equity interests, which included the principal loan balances in the aggregate amount of $61.6 million and an aggregate amount of $4.6 million representing the minimum interest associated with the respective loans.

Deutsche Bank Credit Facility

On April 6, 2022, the Company entered into a credit facility with Deutsche Bank Securities Inc., as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent (the “DB Credit Facility”). The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential properties. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. The Company has guaranteed the obligations under the DB Credit Facility. As of May 3, 2022, the Company has drawn $35.0 million under the DB Credit Facility.

Sale of Strategic Portfolio Interests (partial)

On April 12, 2022, Park on the Square located in Pensacola, Florida, and an underlying asset of an unconsolidated joint venture in which the Company had a preferred equity investment, was sold. Upon the sale, the Company’s preferred equity interest was redeemed by the joint venture for $5.9 million, which included its original preferred equity investment, accrued preferred return and an exit fee.

Refinancing of Wayford at Concord

Upon its acquisition in June 2021, the Company and its unaffiliated joint venture partner (together, the “Wayford JV”) fully funded the purchase price of Wayford at Concord. On April 21, 2022, the Wayford JV entered into a $33.0 million floating rate loan, which is secured by the Wayford at Concord property, with the loan proceeds distributed to the Wayford JV members accordingly to the distribution provisions in the joint venture agreement. The loan matures on May 1, 2029 and bears interest at the 30-day average SOFR plus 2.23% with interest-only payments through May 2027 and future monthly payments based on thirty-year amortization.

The Hartley at Blue Hill Senior Loan

On April 29, 2022, the principal amount of the senior loan provided by the Company was paid off for $5.0 million.

Sale of Domain at The One Forty

On May 5, 2022, Domain at The One Forty, a property located in Garland, Texas, and in which the Company has a mezzanine loan investment, was sold. The payoff of the mezzanine loan provided by the Company in the principal amount of $25.4 million, plus any accrued interest, is expected to be received before the end of May 2022.

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

On December 20, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by our Board. Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc.

Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus and variants thereof (“COVID-19”) on our financial condition, results of operations, cash flows and performance, the tenants of our properties, business partners within our network and service providers, as well as the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact (including governmental actions that may vary by jurisdiction, such as mandated business closing; “stay-at-home” orders; limits on group activity; and actions to protect residential tenants from eviction), and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this Quarterly Report on Form 10-Q, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	the competitive environment in which we operate;

●	the occurrence of any event, change or other circumstances that could delay the completion of the Merger or give rise to the termination of the Merger Agreement with Parent and Merger Sub, and the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee of $60 million;
●	the failure to satisfy any of the conditions to the completion of the Merger, the Separation or the Distribution;
●	the ability to meet expectations regarding the timing and completion of the Merger and the Separation and the Distribution;
●	risks related to disruption of management's attention from our ongoing business operations due to the proposed Merger, the Separation and the Distribution;
●	the incurrence of substantial costs relating to the Merger, the Separation and the Distribution;
●	the effect of the announcement and the pendency of the Merger, the Separation and the Distribution on our business relationships, operating results and business generally;
●	any legal proceedings that may be initiated against us related to the Merger Agreement or any of the transactions contemplated by the Merger Agreement, and the outcome thereof;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	risks associated with geographic concentration of our investments;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease newly acquired or newly constructed apartment or single-family properties;
●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;
●	development and acquisition risks, including rising and unanticipated costs, delays in timing, abandonment of opportunities, and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment and single-family residential owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;

●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2022, and subsequent filings by us with the SEC, or (“Risk Factors”).

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

As of March 31, 2022, we held an aggregate of 19,007 units, comprised of 15,250 multifamily units and 3,757 single-family residential units. The aggregate number of units are held through seventy-six real estate investments, consisting of fifty-one consolidated operating investments and twenty-five investments held through preferred equity, loan or ground lease investments. As of March 31, 2022, our consolidated operating investments were approximately 95.9% occupied.

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

Proposed Merger

On December 20, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Badger Parent LLC (“Parent”) and Badger Merger Sub LLC (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger. The Merger and the other transactions contemplated by the Merger Agreement were unanimously approved by the Board. Parent and Merger Sub are affiliates of Blackstone Real Estate Partners IX L.P., an affiliate of Blackstone Inc. On April 12, 2022, the Company held a special meeting of stockholders (the “Special Meeting”) at which the Merger was approved by the holders of issued and outstanding common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) entitled to cast a majority of all the votes entitled to be cast on the Merger. No further action by the Company’s stockholders is required to approve the Merger.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company Common Stock, that is issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $24.25 in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”).

The Company will deliver a notice of redemption (the “Preferred Stock Redemption Notice”) to the holders of our Series B Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), and Series T Redeemable Preferred Stock, par value $0.01 per share (“Series T Preferred Stock”), in accordance with their respective Articles Supplementary, which will provide that such preferred stock will be redeemed effective as of the Effective Time. Each share of Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be redeemed for an amount equal to $25.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest. Each share of Series B Preferred Stock will be redeemed for an amount equal to $1,000.00 plus an amount equal to all accrued and unpaid dividends to and including the redemption date set forth in the Preferred Stock Redemption Notice, without interest.

The outstanding warrants to purchase Class A common stock of the Company (the “Company Warrants”) will remain outstanding following the Effective Time in accordance with their terms, but will be adjusted so that the holder of any Company Warrant exercised at or after the Effective Time will be entitled to receive in cash the amount of the Per Share Merger Consideration which, if the Company Warrant had been exercised immediately prior to the Closing, such holder would have been entitled to receive upon the consummation of the Merger.

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

Prior to the consummation of the Merger, we will complete the separation of our single-family residential real estate business (the “SFR Business”) from our multi-family residential real estate business (the “Separation”). Following the Separation, the SFR Business will be indirectly held by Bluerock Homes Trust, Inc. (“BHM”), a Maryland corporation, and the Operating Partnership, and, prior to the consummation of the Merger, we will distribute the common stock of BHM to our stockholders as of the record date for such distribution in a taxable distribution (the “Distribution”). Only holders of Company Warrants that are exercised so that the Company Common Stock issued in respect thereof is issued and outstanding as of the record date for the Distribution will be entitled to receive any common stock of BHM in the Distribution in respect of such Company Warrants.

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

The consummation of the Merger is conditioned on the consummation of the Separation and the Distribution, as well as certain customary closing conditions.

The Company has agreed not to solicit or enter into an agreement regarding a Company Takeover Proposal (as defined in the Merger Agreement) and is not permitted to enter into discussions or negotiations concerning, or provide information to a third party in connection with, any Company Takeover Proposal, in each case subject to certain exceptions that no longer apply following the approval of the Merger by the Company’s common stockholders.

The Merger Agreement may be terminated under certain circumstances by the Company. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions. The Merger Agreement also may be terminated by either the Company or Parent if the Merger has not been completed on or prior to the date that is nine months after the date of the Merger Agreement, which date may be extended to complete the Separation and the Distribution, by the Company, up to the date that is ten months after the date of the Merger Agreement, or by Parent, up to the date that is twelve months after the date of the Merger Agreement.

In connection with a termination of the Merger Agreement in certain circumstances, the Company will be required to pay a termination fee to Parent of $60 million. Upon termination of the Merger Agreement in certain other circumstances, Parent will be required to pay the Company a termination fee of $200 million.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2021.

COVID-19

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While, consistent with prior quarters, we did not incur any significant impact on our performance during the three months ended March 31, 2022 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate or be reinstituted, as applicable, and/or restrictions on the types of construction projects that may continue or be reinstituted. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire or, to the extent expired, be reinstituted. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

Previously, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to none in the quarter ended March 31, 2022. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.9% and 95.8% as of March 31, 2022 and April 30, 2022, respectively, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2022 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of March 31, 2022, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

Our corporate offices have also transitioned from a full remote work week to a hybrid model. There can be no assurances that the continuation of such remote work arrangements for an extended period of time will not strain our business continuity plans, introduce operational risk, including cybersecurity risks, or impair our ability to manage our business.

Other Significant Developments

Acquisition of and Investments in Real Estate

During the three months ended March 31, 2022, we acquired an additional 146 single-family residential units through three existing joint ventures for total purchase prices of $31.0 million. Additionally, we increased our preferred equity investments in Chandler, Deerwood Apartments, Lower Broadway, Orange City Apartments, The Cottages at Myrtle Beach, The Cottages at Warner Robins and The Cottages of Port St. Lucie by an aggregate of approximately $26.4 million.

We entered into a mezzanine loan agreement with Weatherford 185 and provided loan funding of approximately $9.6 million. We also provided increased mezzanine loan funding to Domain at The One Forty of approximately $0.1 million.

The following is a summary of our real estate investments made during the three months ended March 31, 2022 ($ in millions):

			Number of	Ownership	Purchase
Name - Operating	Market	Date of Investment	Units / Homes	Interest	Price
Single-Family Residential (1)
Granbury 2.0 (2)	Granbury, TX	March 11, 2022	34	80%	$7.7
Savannah 319	Savannah, GA	March 17, 2022	19	80%	4.5
Golden Pacific	KS / MO	1Q 2022 (3)	62	97%	11.8
ILE	TX / SE US	1Q 2022 (3)	31	95%	7.0
Total Operating			146		$31.0

			Number of	Commitment	Investment
Name – Mezzanine Loan	Market	Date of Investment	Units	Amount	Amount
Single-Family Residential
Weatherford 185	Weatherford, TX	February 15, 2022	185	$9.6	$9.6
Total Mezzanine Loan			185		$9.6
Total			331		$40.6
(1)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(2)

At the time of closing, we made a common equity investment in Granbury 2.0 and provided a mezzanine loan to the portfolio owner. The loan is eliminated in our consolidated financial statements. In April 2022, our full mezzanine loan investment was converted into a common equity investment.

(3)	The Golden Pacific and ILE acquisitions were made on various dates throughout the first quarter 2022.

Sale of Real Estate Assets and Investments

We received mezzanine loan payoffs of approximately $134.1 million from the sale of three properties. Additionally, two properties underlying unconsolidated joint ventures were sold and our preferred equity investments were redeemed for net proceeds of $20.9 million.

The following is a summary of our mezzanine loan payoffs and redemptions of preferred equity investments during the three months ended March 31, 2022 ($ in millions):

			Number of	Sale	BRG Net
Property	Location	Date Sold	Units	Price	Proceeds
Mezzanine Loan
Reunion Apartments	Orlando, FL	February 25, 2022	280	$90.0	$12.5
The Hartley at Blue Hill (1)	Chapel Hill, NC	February 28, 2022	414	114.2	34.4
Motif	Fort Lauderdale, FL	March 24, 2022	385	195.0	87.2
Total Mezzanine Loan			1,079	399.2	134.1

Preferred Equity
Alexan CityCentre	Houston, TX	January 20, 2022	340	92.8	18.7
Georgetown Crossing	Savannah, GA	March 29, 2022	168	30.0	2.2
Total Preferred Equity			508	122.8	20.9
Total			1,587	$522.0	$155.0
(1)

The mezzanine loan that we provided was paid off in full. The $5.0 million senior loan that we provided, which is secured by a parcel of land adjacent to The Hartley at Blue Hill property, remains outstanding as of March 31, 2022.

Redemptions of Preferred Stock

During the three months ended March 31, 2022, we, at the request of holders, redeemed 547 shares of Series B Redeemable Preferred Stock and 24,671 shares of Series T Redeemable Preferred Stock for $0.5 million and $0.6 million in cash, respectively.

Our total stockholders’ equity decreased $15.1 million from $83.9 million as of December 31, 2021 to $68.8 million as of March 31, 2022. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $23.4 million and preferred stock accretion of $5.2 million, partially offset by net income of $8.4 million and the impact of Company Warrant exercises of $4.3 million during the three months ended March 31, 2022.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of March 31, 2022:

		Number of	Date	Ownership	Average		%
Name	Location	Units	Built/Renovated (1)	Interest	Rent (2)		Occupied (3)
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,486		93.1%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,631		94.6%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,816		95.3%
Avenue 25	Phoenix, AZ	254	2013	100%	1,452		94.9%
Burano Hunter’s Creek	Orlando, FL	532	1999	100%	1,549		98.5%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%	1,402		96.2%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,527		96.9%
Chevy Chase	Austin, TX	320	1971	92%	1,113		98.1%
Cielo on Gilbert	Mesa, AZ	432	1985	90%	1,323		96.5%
Citrus Tower	Orlando, FL	336	2006	97%	1,530		95.5%
Denim	Scottsdale, AZ	645	1979	100%	1,461		97.1%
Elan	Austin, TX	270	2007	100%	1,267		96.3%
Element	Las Vegas, NV	200	1995	100%	1,463		95.5%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,573		97.2%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,481		98.4%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,265		95.3%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,656		96.3%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,450		97.9%
Roswell City Walk	Roswell, GA	320	2015	98%	1,772		96.3%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,563		95.8%
The Brodie	Austin, TX	324	2001	100%	1,455		96.6%
The Debra Metrowest	Orlando, FL	510	2001	100%	1,577		96.3%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,589		96.6%
The Mills	Greenville, SC	304	2013	100%	1,147		98.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,735		96.2%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,302		95.0%
Veranda at Centerfield	Houston, TX	400	1999	93%	1,107		97.5%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,272		94.8%
Wesley Village	Charlotte, NC	301	2010	100%	1,495		98.3%
Windsor Falls	Raleigh, NC	276	1994	100%	1,212		95.3%
Total Multifamily Units		10,626

			Average Year		Average
Single-Family Residential (4)	Market		Built		Rent (5)
Golden Pacific	KS / MO	69	1975	97%	1,243		100.0%	(6)
ILE	TX / SE US	310	1990	95%	1,630		89.9%	(7)
Navigator Villas	Pasco, WA	176	2013	90%	1,325	(2)	96.6%
Peak
Axelrod	Garland, TX	22	1959	80%	1,303		100.0%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%	951		95.2%
Granbury	Granbury, TX	36	2020-2021	80%	1,560		91.7%
Granbury 2.0	Granbury, TX	34	2021-2022	80%	1,683		88.2%
Indy	Indianapolis, IN	44	1958	60%	835		79.5%
Lubbock	Lubbock, TX	60	1955	80%	979		90.0%
Lubbock 2.0	Lubbock, TX	75	1972	80%	1,225		88.0%
Lubbock 3.0	Lubbock, TX	45	1945	80%	937		88.9%
Lynnwood	Lubbock, TX	20	2005	80%	999		100.0%
Lynnwood 2.0	Lubbock, TX	20	2003	80%	993		95.0%
Savannah 319	Savannah, GA	19	2022	80%	1,515		89.5%
Springfield	Springfield, MO	290	2004	60%	1,143		99.0%
Springtown	Springtown, TX	70	1991	80%	1,218		87.1%
Springtown 2.0	Springtown, TX	14	2018	80%	1,409		100.0%
Texarkana	Texarkana, TX	29	1967	80%	974		93.1%
Texas Portfolio 183	Various / TX	183	1975	80%	1,305		88.5%
Wayford at Concord	Concord, NC	150	2019	83%	1,981	(2)	93.3%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,148	(2)	96.3%
Total Single-family Units		1,935
Total Units/Average		12,561			$1,447		95.9%

(1)Represents date of last significant renovation or year built if there were no renovations.

(2)Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2022. Total concessions for the three months ended March 31, 2022 amounted to approximately $0.03 million.

(3)Percent occupied is calculated as (i) the number of units occupied as of March 31, 2022 divided by (ii) total number of units, expressed as a percentage.

(4)Single-Family Residential includes single-family residential homes and attached townhomes/flats.

(5)Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the first quarter 2022.

(6)Percent occupied for Golden Pacific excludes 44 down units under renovation.

(7)Percent occupied for ILE excludes 23 down units under renovation.

The following is a summary of our preferred equity, mezzanine loan and ground lease investments as of March 31, 2022:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/	Pro
		Planned	Construction		Estimated	Estimated	Estimated	Forma
		Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name (1)	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (2)
Multifamily
Zoey	Austin, TX	307	$59.5	$55.5	$193,811	4Q 2021	1Q 2022	$1,762
Total Lease-up Units		307

Development Investment Name (1)
Multifamily
Avondale Hills	Decatur, GA	240	51.0	43.4	212,500	1Q 2023	1Q 2023	1,538
Deerwood Apartments	Houston, TX	330	65.8	34.1	199,394	4Q 2022	2Q 2023	1,590
Chandler	Chandler, AZ	208	48.2	13.6	231,731	3Q 2023	4Q 2023	1,457
Orange City Apartments	Orange City, FL	298	60.5	15.3	203,020	1Q 2023	4Q 2023	1,457
Lower Broadway	San Antonio, TX	386	91.5	31.1	237,047	4Q 2023	2Q 2024	1,769
Total Multifamily Units		1,462

Single-Family Residential
Willow Park	Willow Park, TX	46	14.5	9.4	315,217	2Q 2022	4Q 2022	2,362
The Woods at Forest Hill	Forest Hill, TX	76	14.8	4.4	194,737	1Q 2023	3Q 2023	1,625
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.6	20.1	216,327	1Q 2023	4Q 2023	1,743
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	9.5	211,554	3Q 2023	4Q 2023	1,346
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	18.0	243,357	1Q 2023	4Q 2023	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	9.6	295,238	3Q 2023	3Q 2024	1,994
Weatherford 185 (3)	Weatherford, TX	185	—	—	—	—	—	1,874
Total Single-family Units		1,348
Total Development Units		2,810

		Number						Average
Operating Investment Name (1)	Location / Market	of Units						Rent (2)
Multifamily
Deercross	Indianapolis, IN	372						$805
Domain at The One Forty	Garland, TX	299						1,487
Hunter's Pointe	Pensacola, FL	204						1,131
Park on the Square	Pensacola, FL	240						1,281
Renew 3030	Mesa, AZ	126						1,170
Spring Parc	Dallas, TX	304						1,058
The Commons	Jacksonville, FL	328						1,013
The Crossings of Dawsonville	Dawsonville, GA	216						1,506
The Reserve at Palmer Ranch	Sarasota, FL	320						1,591
The Riley	Richardson, TX	262						1,493
Water's Edge	Pensacola, FL	184						1,357
Total Multifamily Units		2,855

Single-Family Residential
Peak Housing (4)	IN / MO / TX	474						922
Total Single-family Units		474
Total Operating Units		3,329
Total Units /Average		6,446						$1,447	(5)
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

(3)	The development is in the planning phase; final project specifications are in process.
(4)

Peak Housing consists of our preferred equity investments in a private single-family home REIT (refer to Note 7 of our consolidated financial statements for further information). Unit count excludes units presented in the consolidated operating investments table above.

(5)	The average effective monthly rent including sold properties was $1,497 for the three months ended March 31, 2022.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

Rental and other property revenues increased $5.4 million, or 11%, to $56.5 million for the three months ended March 31, 2022 as compared to $51.1 million for the same prior year period. This was due to a $7.1 million increase from the acquisition of two investments in 2022 and the full period impact of nineteen investments acquired in 2021, and a $5.6 million increase from same store properties, partially offset by a $7.3 million decrease driven by the full period impact of seven investments sold in 2021.

Interest income from mezzanine loan and ground lease investments increased $2.1 million, or 43%, to $6.8 million for the three months ended March 31, 2022 as compared to $4.7 million for the same prior year period due to the recognition of deferred income at Motif, increases in the average balance of mezzanine loans outstanding in 2022, and the acquisition of one investment in 2022, partially offset by the sales of four underlying investments in 2022 and 2021 and decreases in interest rates in 2022.

Expenses

Property operating expenses remained relatively flat at $19.9 million for the three months ended March 31, 2022 as compared to the same prior year period. This was primarily due to a $2.9 million increase from the acquisition of investments in 2022 and 2021 and a $0.1 million increase from same store properties, partially offset by a $3.0 million decrease from sold investments. Property net operating income (“NOI”) margins increased to 64.8% of total revenues for the three months ended March 31, 2022 from 61.0% in the prior year period. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.6 million, or 46%, to $1.9 million for the three months ended March 31, 2022 as compared $1.3 million in the same prior year period. Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $7.9 million for the three months ended March 31, 2022 as compared to $6.6 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.05 million for the three months ended March 31, 2022 as compared to $0.01 million for the same prior year period. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.4 million for the three months ended March 31, 2021.  The 2021 expense related to freeze damages at eight properties in Texas.  No weather-related losses were recorded in 2022.

Depreciation and amortization expenses were $22.0 million for the three months ended March 31, 2022 as compared to $20.3 million for the same prior year period. This was due to a $4.2 million increase from the acquisition of investments in 2022 and 2021 partially offset by a $2.1 million decrease driven by the sales of investments in 2022 and 2021 and a $0.4 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $9.6 million for the three months ended March 31, 2022 compared to income of $53.9 million for the same prior year period. This was primarily due to a decrease in gain on sale of real estate investments of $68.9 million and an increase in transaction costs of $7.5 million.  This was partially offset by an increase in gain on sale of unconsolidated joint venture of $3.9 million, a decrease in loss on early extinguishment of debt of $3.0 million, and a net decrease in interest expense of $2.3 million.

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

For comparison of our three months ended March 31, 2022 and 2021, the same store properties included properties owned at January 1, 2021. Our same store properties for the three months ended March 31, 2022 and 2021 consisted of 30 properties, representing 10,526 units.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
Property Revenues
Same Store	$49,398	$43,821	$5,577	12.7%
Non-Same Store	7,100	7,260	(160)	(2.2)%
Total property revenues	56,498	51,081	5,417	10.6%

Property Expenses
Same Store	16,935	16,847	88	0.5%
Non-Same Store	2,949	3,085	(136)	(4.4)%
Total property expenses	19,884	19,932	(48)	(0.2)%

Same Store NOI	32,463	26,974	5,489	20.3%
Non-Same Store NOI	4,151	4,175	(24)	(0.6)%
Total NOI (1)	$36,614	$31,149	$5,465	17.5%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Same store NOI for the three months ended March 31, 2022 increased 20.3%, or $5.5 million, compared to the 2021 period. Same store property revenues increased 12.7%, or $5.6 million, as compared to the 2021 period, primarily attributable to a 12.7% increase in average rental rates and a 50-basis point increase in occupancy. Of our thirty same store properties, all thirty recognized rental rate increases during the period. In addition, ancillary income, such as trash fees, parking fees and late fees, increased $0.2 million.

Same store expenses for the three months ended March 31, 2022 increased 0.5%, or $0.09 million, compared to the 2021 period. The increase was due to a $0.2 million increase in seasonal maintenance and a $0.2 million increase in insurance, partially offset by a $0.3 million decrease in in real estate taxes.

Non-same store property revenues and property expenses for the three months ended March 31, 2022 decreased $0.2 million and $0.1 million, respectively, compared to the 2021 period due to the timing and volume of operating property transactions. We acquired twenty-one operating investments representing 2,035 units and sold seven operating investments representing 2,196 units since January 1, 2021.

Net Operating Income

We believe that NOI is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. NOI also is a computation made by analysts and investors to measure a real estate company's operating performance.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(15,396)	$23,581
Add back: Net (loss) income attributable to Operating Partnership Units	(5,816)	10,160
Net (loss) income attributable to common stockholders and unit holders	(21,212)	33,741
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	20,423	19,405
Non-real estate depreciation and amortization	122	122
Non-cash interest expense	403	604
Unrealized gain on derivatives	(1,126)	(30)
Loss on extinguishment of debt and debt modification costs	—	2,564
Provision for credit losses	(795)	542
Property management fees	1,710	1,223
Acquisition and pursuit costs	45	11
Corporate operating expenses	7,845	6,570
Transaction costs	7,545	—
Weather-related losses, net	—	360
Preferred dividends	18,572	14,617
Preferred stock accretion	5,206	7,022
Less common stockholders and Operating Partnership Units pro-rata share of:
Other income, net	986	51
Preferred returns on unconsolidated real estate joint ventures	3,816	2,287
Interest income from loan and ground lease investments	7,377	4,721
Gain on sale of real estate investments	—	62,427
Gain on sale of unconsolidated joint venture	3,892	—
Pro-rata share of properties’ income	22,667	17,265
Add:
Noncontrolling interest pro-rata share of partially owned property income	1,617	637
Total property income	24,284	17,902
Add:
Interest expense	12,330	13,247
Net operating income	36,614	31,149
Less:
Non-same store net operating income	4,151	4,175
Same store net operating income	$32,463	$26,974

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, and (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports we have filed with the SEC.

Previously, we have provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to none in the quarter ended March 31, 2022. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.9% and 95.8% as of March 31, 2022 and April 30, 2022, respectively, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of COVID-19 impact.

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

In general, we believe our available cash balances, the Amended Senior and Amended Junior Credit Facilities, the Fannie Facility (each as defined below), other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through:

●	$247.6 million in cash available at March 31, 2022;
●	$147.2 million of capacity on our credit facilities as of March 31, 2022;
●	cash generated from operating activities; and
●	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Only 1.1%, or $15.0 million, of our mortgage debt is maturing through the remainder of 2022. As of March 31, 2022, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity, loan and joint venture investments was $132.6 million and $158.5 million as of March 31, 2022 and December 31, 2021, respectively; as of May 3, 2022, this amount was $113.1 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At March 31, 2022, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2022 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, sales of assets, proceeds from underwritten securities offerings, and may in the future be paid from additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2022, we own interests in eighteen joint ventures that are accounted for as held to maturity debt securities or loans.

Cash Flows from Operating Activities

As of March 31, 2022, we owned indirect equity interests in seventy-six real estate investments, consisting of fifty-one consolidated operating investments and twenty-five investments held through preferred equity, loan or ground lease investments. During the three months ended March 31, 2022, net cash provided by operating activities was $21.6 million after net income of $1.9 million was adjusted for the following:

●	non-cash items of $19.3 million;
●	a decrease in notes and accrued interest receivable of $4.7 million; and
●	distributions and preferred returns from unconsolidated joint ventures of $2.5 million, offset by:
●	a decrease in due from affiliates of $3.3 million;
●	a decrease in accounts payable and other accrued liabilities of $2.8 million; and
●	an increase in accounts receivable, prepaids and other assets of $0.7 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $69.4 million, primarily due to the following:

●	$125.5 million of repayments on notes receivable; and
●	$20.4 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures, offset by:
●	$36.2 million used in funding investments in unconsolidated joint ventures and notes receivable;
●	$32.1 million used in acquiring consolidated real estate investments; and
●	$8.2 million used on capital expenditures.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $12.3 million, primarily due to the following:

●	$18.7 million paid in cash distributions to preferred stockholders;
●	$4.4 million paid in cash distributions to common stockholders;
●	$3.4 million of repayments of our mortgages payable;
●	$2.2 million in distributions paid to our noncontrolling interests;
●	$0.6 million paid for the redemption of Series T Redeemable Preferred Stock;
●	$0.5 million paid for the redemption of Series B Redeemable Preferred Stock; and
●	$0.4 million increase in deferred financing costs;
●	partially offset by net borrowings of $10.0 million on mortgages payable;

●	net proceeds of $6.6 million from the exercise of Company Warrants; and
●	contributions from noncontrolling interests of $1.4 million.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Redevelopment/renovations	$3,088	$2,879
Routine capital expenditures	1,859	594
Normally recurring capital expenditures	889	725
Total capital expenditures	$5,836	$4,198

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

FFO attributable to common stockholders and unit holders is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate investments, plus depreciation and amortization of real estate assets, plus impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for notes receivable, unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest, unrealized gains or losses on derivatives, provision for credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), deferred interest income from investments, one-time weather-related costs, transaction costs, stock compensation expense and preferred stock accretion. Commencing in 2020, we do not deduct the accrued portion of income on our loan and preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the income totaled $2.6 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired twenty-one operating investments, made seventeen investments through preferred equity or loans, sold four operating investments and received payoffs of our loan or preferred equity in fourteen investments subsequent to March 31, 2021. We paid a quarterly common stock dividend of $0.1625 during the three months ended March 31, 2022, a 102% payout on a CFFO basis. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income attributable to common stockholders	$(15,396)	$23,581
Add back: Net (loss) income attributable to Operating Partnership Units	(5,816)	10,160
Net (loss) income attributable to common stockholders and unit holders	(21,212)	33,741
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	20,423	19,405
Gain on sale of real estate investments	—	(62,427)
Gain on sale of unconsolidated joint venture	(3,892)	—
FFO Attributable to Common Stockholders and Unit Holders	(4,681)	(9,281)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	45	11
Non-cash interest expense	403	604
Unrealized gain on derivatives	(1,126)	(30)
Provision for credit losses	(795)	542
Loss on extinguishment of debt and debt modification costs	—	2,564
Deferred interest income from mezzanine loan investment	(2,996)	—
Weather-related losses, net	—	360
Non-real estate depreciation and amortization	122	122
Transaction costs	7,545	—
Other (income) expense, net	(986)	98
Non-cash equity compensation	3,884	3,311
Preferred stock accretion	5,206	7,022
CFFO Attributable to Common Stockholders and Unit Holders	$6,621	$5,323

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.11)	$(0.28)
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.16	$0.16

Weighted average common shares and units outstanding - diluted	40,919,331	33,319,020

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2022 which consisted of mortgage notes secured by our properties. At March 31, 2022, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2022	2023-2024	2025-2026	Thereafter
Mortgages Payable (Principal)	$1,372,509	$14,961	$336,312	$493,270	$527,966
Estimated Interest Payments on Mortgages Payable	220,136	37,440	91,380	54,965	36,351
Total	$1,592,645	$52,401	$427,692	$548,235	$564,317

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
Class C Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
Series B Preferred Stock
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
January 14, 2022	January 25, 2022	$5.00	February 4, 2022
January 14, 2022	February 25, 2022	$5.00	March 4, 2022
January 14, 2022	March 25, 2022	$5.00	April 5, 2022
Series C Preferred Stock
December 10, 2021	December 23, 2021	$0.4765625	January 5, 2022
March 14, 2022	March 25, 2022	$0.4765625	April 5, 2022
Series D Preferred Stock
December 10, 2021	December 23, 2021	$0.4453125	January 5, 2022
March 14, 2022	March 25, 2022	$0.4453125	April 5, 2022
Series T Preferred Stock
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
January 14, 2022	January 25, 2022	$0.128125	February 4, 2022
January 14, 2022	February 25, 2022	$0.128125	March 4, 2022
January 14, 2022	March 25, 2022	$0.128125	April 5, 2022

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

We had a dividend reinvestment plan that allowed for participating stockholders to have their Class A common stock dividend distributions automatically reinvested in additional Class A common shares based on the average price of the Class A common shares on the investment date. We also had a dividend reinvestment plan that allowed for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. In December 2021, our Board approved the suspension of the dividend reinvestment plans until further notice.

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

Distributions paid were funded from cash provided by operating activities except with respect to $3.7 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Cash provided by operating activities	$21,588	$17,540

Cash distributions to preferred stockholders	$(18,686)	$(15,620)
Cash distributions to common stockholders	(4,373)	(3,642)
Cash distributions to noncontrolling interests, excluding $7.7 million from the sale of real estate investments in 2021	(2,201)	(2,152)
Total distributions	(25,260)	(21,414)

Shortfall	$(3,672)	$(3,874)
Proceeds from sale of real estate investments, net of noncontrolling distributions of $7.7 million in 2021	$—	$75,794
Proceeds from sale and redemption of our preferred equity investment in unconsolidated real estate joint ventures	$20,436	$15,233

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, and Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 16 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2022, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 16 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(1.2) million are excluded:

	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$14,961	$127,648	$208,664	$332,683	$160,587	$527,966	$1,372,509
Weighted Average Interest Rate	3.74%	3.24%	3.76%	3.85%	3.70%	3.39%	3.58%

The fair value of mortgages payable is estimated at $1,348.5 million as of March 31, 2022.

The table above incorporates those exposures that exist as of March 31, 2022; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2022, we had nine interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of March 31, 2022, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $757,000 or decrease in interest expense of approximately $184,000, respectively, for the quarter ended March 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2021 filed with the SEC on March 11, 2022.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series  B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of March 31, 2022, our total indebtedness was approximately $1.4 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of March 31, 2022, the number of preferred shares outstanding was as follows: 358,650 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 28,247,462 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

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

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 10, 2022	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	May 10, 2022	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)