Form 10-Q
period 2022-06-30
Bluerock Residential Growth REIT, Inc.
filed 2022-08-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 2, 2022:

Class A Common Stock: 30,506,694 shares

Class C Common Stock: 67,933 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Net Real Estate Investments
Land	$307,341	$287,406
Buildings and improvements	1,989,363	1,894,745
Furniture, fixtures and equipment	95,102	89,270
Total Gross Real Estate Investments	2,391,806	2,271,421
Accumulated depreciation	(264,286)	(224,123)
Total Net Real Estate Investments	2,127,520	2,047,298
Cash and cash equivalents	244,924	166,492
Restricted cash	30,807	30,015
Notes and accrued interest receivable, net	23,118	173,489
Due from affiliates	1,536	711
Accounts receivable, prepaids and other assets, net	48,543	43,108
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	165,556	135,690
In-place lease intangible assets, net	97	2,530
Total Assets	$2,642,101	$2,599,333

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,393,076	$1,364,991
Revolving credit facilities	49,407	—
Accounts payable	3,184	3,824
Other accrued liabilities	50,095	52,947
Due to affiliates	595	599
Distributions payable	15,590	15,345
Total Liabilities	1,511,947	1,437,706
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 5,153,540 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 358,235 and 359,197 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	338,444	331,983
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 shares issued and outstanding as of June 30, 2022 and December 31, 2021	57,002	56,823
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 28,235,362 and 28,272,134 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	648,910	643,428
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 203,621,460 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 shares issued and outstanding as of June 30, 2022 and December 31, 2021	66,867	66,867
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 30,410,316 and 27,257,586 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	304	273
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 67,933 and 76,603 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in-capital	353,155	344,003
Distributions in excess of cumulative earnings	(369,705)	(327,270)
Total Stockholders’ Equity	50,622	83,874
Noncontrolling Interests
Operating Partnership units	(4,922)	5,889
Partially owned properties	40,098	39,630
Total Noncontrolling Interests	35,176	45,519
Total Equity	85,798	129,393
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,642,101	$2,599,333

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Rental and other property revenues	$58,515	$49,721	$115,014	$100,803
Interest income from loan and ground lease investments	1,073	4,114	7,825	8,835
Total revenues	59,588	53,835	122,839	109,638

Expenses
Property operating	21,806	18,909	41,690	38,841
Property management fees	2,104	1,247	3,974	2,528
General and administrative	7,284	6,595	15,204	13,240
Acquisition and pursuit costs	71	3	116	15
Weather-related losses, net	—	—	—	400
Depreciation and amortization	21,425	19,926	43,456	40,250
Total expenses	52,690	46,680	104,440	95,274
Operating income	6,898	7,155	18,399	14,364

Other income (expense)
Other income	198	57	1,184	209
Preferred returns on unconsolidated real estate joint ventures	4,547	2,329	8,364	4,616
Provision for credit losses	134	(26)	930	(567)
Gain on sale of real estate investments	—	19,429	—	88,342
Gain on sale of unconsolidated joint ventures	2,802	—	6,694	—
Transaction costs	(2,158)	—	(9,703)	—
Loss on extinguishment of debt and debt modification costs	—	(647)	—	(3,687)
Interest expense, net	(13,373)	(13,460)	(24,918)	(27,294)
Total other (expense) income	(7,850)	7,682	(17,449)	61,619
Net (loss) income	(952)	14,837	950	75,983
Preferred stock dividends	(18,557)	(14,367)	(37,129)	(28,984)
Preferred stock accretion	(5,639)	(7,290)	(10,845)	(14,312)
Net (loss) income attributable to noncontrolling interests
Operating Partnership units	(6,108)	(1,978)	(11,924)	8,182
Partially owned properties	(1,766)	587	(2,430)	6,353
Net (loss) income attributable to noncontrolling interests	(7,874)	(1,391)	(14,354)	14,535
Net (loss) income attributable to common stockholders	$(17,274)	$(5,429)	$(32,670)	$18,152

Net (loss) income per common share - Basic	$(0.59)	$(0.21)	$(1.14)	$0.68
Net (loss) income per common share – Diluted	$(0.59)	$(0.21)	$(1.14)	$0.68

Weighted average basic common shares outstanding	30,022,451	28,129,862	29,239,514	25,623,537
Weighted average diluted common shares outstanding	30,022,451	28,129,862	29,239,514	25,688,530

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2022

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, April 1, 2022	29,609,359	$296	67,933	$1	2,774,338	$66,867	$349,117	$(484,338)	$136,856	$40,490	$109,289

Issuance of Class A common stock due to Series B warrant exercises	595,540	6	—	—	—	—	13,473	—	—	—	13,479
Issuance of Long-Term Incentive Plan (“LTIP”) Units for executive salaries	—	—	—	—	—	—	—	—	—	267	267
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,779	2,779
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,884	1,884
Vesting of restricted Class A common stock, net of forfeitures and shares withheld for employee taxes	(21,658)	—	—	—	—	—	(134)	—	—	—	(134)
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	390	390
Common stock distributions declared	—	—	—	—	—	—	—	(4,949)	—	—	(4,949)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,373)	—	—	(5,373)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,209)	—	—	(2,209)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(101)	—	—	(101)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,855)	—	—	(10,855)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(3,329)	—	—	(3,329)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,780)	(1,780)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,050)	(1,050)
Conversion of Operating Partnership Units into Class A common stock	227,075	2	—	—	—	—	12	—	—	(15)	(1)
Cash redemption of Operating Partnership Units	—	—	—	—	—	—	(9)	—	—	—	(9)
Cash redemptions of Series T Preferred Stock	—	—	—	—	—	—	5	—	—	—	5
Cash redemptions of Series B Preferred Stock	—	—	—	—	—	—	17	—	—	—	17
Series B Preferred Stock warrant exercises and activity, net	—	—	—	—	—	—	(12,273)	—	—	—	(12,273)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	3,032	3,032
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	2,947	—	—	(2,947)	—
Net income (loss)	—	—	—	—	—	—	—	—	6,922	(7,874)	(952)

Balance, June 30, 2022	30,410,316	$304	67,933	$1	2,774,338	$66,867	$353,155	$(513,483)	$143,778	$35,176	$85,798

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, April 1, 2021	25,110,432	$251	76,603	$1	2,774,338	$66,867	$332,926	$(375,748)	$81,982	$36,510	$142,789

Issuance of Class A common stock, net	941	—	—	—	—	—	9	—	—	—	9
Issuance costs for Class A common stock ATM	—	—	—	—	—	—	(626)	—	—	—	(626)
Issuance of Class A common stock due to Series B warrant exercise	20	—	—	—	—	—	1	—	—	—	1
Repurchase of Class A common stock	(4,605,598)	(45)	—	—	—	—	(45,060)	—	—	—	(45,105)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	38,721	—	—	—	—	—	1	—	—	—	1
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	219	219
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,969	1,969
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	389	389
Common stock distributions declared	—	—	—	—	—	—	—	(4,765)	—	—	(4,765)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,818)	—	—	(5,818)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(5,206)	—	—	(5,206)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(94)	—	—	(94)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(6,220)	—	—	(6,220)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(1,990)	—	—	(1,990)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,748)	(1,748)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,795)	(2,795)
Redemption of Operating Partnership Units	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	54,736	—	—	—	—	—	547	—	—	—	547
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	71,927	1	—	—	—	—	714	—	—	—	715
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	8,190,758	82	—	—	—	—	79,473	—	—	—	79,555
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	4,147	4,147
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(5,474)	—	—	5,474	—
Net income (loss)	—	—	—	—	—	—	—	—	16,228	(1,391)	14,837

Balance, June 30, 2021	28,861,937	$289	76,603	$1	2,774,338	$66,867	$362,507	$(402,170)	$98,210	$42,773	$168,477

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2022

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2022	27,257,586	$273	76,603	$1	2,774,338	$66,867	$344,003	$(455,744)	$128,474	$45,519	$129,393

Issuance of Class A common stock due to Series B warrant exercises	2,221,231	22	—	—	—	—	49,483	—	—	—	49,505
Conversion of Class C common stock into Class A common stock	8,670	—	(8,670)	—	—	—	—	—	—	—	—
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	534	534
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,779	2,779
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	3,879	3,879
Vesting of restricted Class A common stock, net of forfeitures and shares withheld for employee taxes	(22,323)	—	—	—	—	—	(6)	—	—	—	(6)
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	824	824
Common stock distributions declared	—	—	—	—	—	—	—	(9,765)	—	—	(9,765)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,756)	—	—	(10,756)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(4,265)	—	—	(4,265)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,188)	—	—	(2,188)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(179)	—	—	(179)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,470)	—	—	(2,470)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(21,715)	—	—	(21,715)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(6,401)	—	—	(6,401)
Miscellaneous offering costs	—	—	—	—	—	—	(60)	—	—	—	(60)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,606)	(3,606)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,579)	(1,579)
Conversion of Operating Partnership Units into Class A common stock	945,152	9	—	—	—	—	454	—	—	(463)	—
Cash redemption of Operating Partnership Units	—	—	—	—	—	—	(9)	—	—	—	(9)
Cash redemptions of Series T Preferred Stock	—	—	—	—	—	—	49	—	—	—	49
Cash redemptions of Series B Preferred Stock	—	—	—	—	—	—	36	—	—	—	36
Series B Preferred Stock warrant exercises and activity, net	—	—	—	—	—	—	(44,003)	—	—	—	(44,003)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	4,477	4,477
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	3,208	—	—	(3,208)	—
Net income (loss)	—	—	—	—	—	—	—	—	15,304	(14,354)	950

Balance, June 30, 2022	30,410,316	$304	67,933	$1	2,774,338	$66,867	$353,155	$(513,483)	$143,778	$35,176	$85,798

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2021	22,020,950	$220	76,603	$1	2,774,338	$66,867	$304,710	$(350,154)	$36,762	$21,394	$79,800

Issuance of Class A common stock, net	1,740	—	—	—	—	—	19	—	—	—	19
Issuance costs for Class A common stock ATM	—	—	—	—	—	—	(626)	—	—	—	(626)
Issuance of Class A common stock due to Series B warrant exercise	20,908	—	—	—	—	—	228	—	—	—	228
Repurchase of Class A common stock	(8,163,160)	(81)	—	—	—	—	(85,744)	—	—	—	(85,825)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	27,631	—	—	—	—	—	61	—	—	—	61
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,170	2,170
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	439	439
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	3,785	3,785
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	786	786
Common stock distributions declared	—	—	—	—	—	—	—	(8,720)	—	—	(8,720)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(706)	—	—	(706)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(35)	—	—	(35)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(710)	—	—	(710)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(12,907)	—	—	(12,907)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(10,051)	—	—	(10,051)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,188)	—	—	(2,188)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(165)	—	—	(165)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,470)	—	—	(2,470)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,713)	—	—	(10,713)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(3,351)	—	—	(3,351)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,589)	(3,589)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(11,144)	(11,144)
Conversion of Operating Partnership Units into Class A common stock	62,023	1	—	—	—	—	(23)	—	—	24	2
Redemption of Operating Partnership Units	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	110,893	1	—	—	—	—	1,187	—	—	—	1,188
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	188,402	2	—	—	—	—	2,091	—	—	—	2,093
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	14,592,550	146	—	—	—	—	150,534	—	—	—	150,680
Company redemption of Series A Preferred Stock activity	—	—	—	—	—	—	22	—	—	—	22
Series B warrant activity and exercise, net	—	—	—	—	—	—	(95)	—	—	—	(95)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	4,147	4,147
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(9,853)	—	—	9,853	—
Net income	—	—	—	—	—	—	—	—	61,448	14,535	75,983

Balance, June 30, 2021	28,861,937	$289	76,603	$1	2,774,338	$66,867	$362,507	$(402,170)	$98,210	$42,773	$168,477

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net income	$950	$75,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,401	42,005
Amortization of fair value adjustments	(764)	(563)
Preferred returns on unconsolidated real estate joint ventures	(8,364)	(4,616)
Gain on sale of real estate investments	—	(88,342)
Gain on sale of unconsolidated joint ventures	(6,694)	—
Fair value adjustment of interest rate caps	(2,084)	(15)
Loss on extinguishment of debt and debt modification costs	—	3,687
Provision for credit losses	(930)	567
Amortization of deferred interest income on mezzanine loan	(2,996)	(997)
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	4,171	5,884
Share-based compensation attributable to equity incentive plan	4,253	4,159
Share-based compensation attributable to executive salaries	534	439
Share-based compensation attributable to restricted stock grants	176	190
Share-based expense to BRE – LTIP Units	824	786
Changes in operating assets and liabilities:
Due to affiliates, net	707	117
Accounts receivable, prepaids and other assets	124	(5,083)
Notes and accrued interest receivable	4,531	(1,813)
Accounts payable and other accrued liabilities	4,336	7,631
Net cash provided by operating activities	44,175	40,019

Cash flows from investing activities:
Acquisitions of real estate investments	(108,203)	(76,998)
Capital expenditures	(14,427)	(10,130)
Investment in notes receivable and ground lease	(9,783)	(27,228)
Repayments on notes receivable and related promote interest	161,169	12,426
Proceeds from sale of real estate investments	—	224,051
Proceeds from sale and redemption of unconsolidated real estate joint ventures	30,123	31,412
Investment in unconsolidated real estate joint venture interests	(59,842)	(34,881)
Net cash (used in) provided by investing activities	(963)	118,652

Cash flows from financing activities:
Distributions to common stockholders	(9,190)	(7,599)
Distributions to noncontrolling interests	(5,396)	(14,541)
Distributions to preferred stockholders	(37,248)	(29,838)
Contributions from noncontrolling interests	4,477	4,147
Borrowings on mortgages payable	37,342	12,880
Repayments on mortgages payable including prepayment penalties	(6,476)	(87,501)
Proceeds from credit facilities	49,407	30,000
Repayments on credit facilities	—	(63,000)
Payments of deferred financing fees	(3,517)	(1,139)
Miscellaneous offering costs	(60)	(626)
Net proceeds from issuance of Class A common stock	—	19
Repurchase of Class A common stock	—	(85,825)
Shares withheld for employee taxes upon vesting of awards	(182)	(129)
Redemption of 8.250% Series A Redeemable Preferred Stock	—	(55,055)
Retirement of 6.0% Series B Redeemable Preferred Stock	—	(79)
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(929)	(28)
Net proceeds from exercise of Warrants associated with the 6.0% Series B Redeemable Preferred Stock	8,663	179
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	—	193,714
Retirement of 6.150% Series T Redeemable Preferred Stock	—	(126)
Payments to redeem 6.150% Series T Redeemable Preferred Stock	(870)	(6)
Payments to redeem Operating Partnership Units	(9)	(5)
Net cash provided by (used in) financing activities	36,012	(104,558)

Net increase in cash, cash equivalents and restricted cash	$79,224	$54,113
Cash, cash equivalents and restricted cash, beginning of year	196,507	118,961
Cash, cash equivalents and restricted cash, end of period	$275,731	$173,074

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$244,924	$136,766
Restricted cash	30,807	36,308
Total cash, cash equivalents and restricted cash, end of period	$275,731	$173,074

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$25,447	$26,516

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$15,590	$13,879
Mortgages assumed upon property acquisition	$—	$45,515
Mortgages assumed by buyer upon sale of real estate assets	$—	$(67,268)
Capital expenditures held in accounts payable and other accrued liabilities	$(2,051)	$595

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

As of June 30, 2022, the Company held an aggregate of 18,399 units, comprised of 14,383 multifamily units and 4,016 single-family residential units. The aggregate number of units are held through seventy-four real estate investments, consisting of fifty-two consolidated operating investments and twenty-two investments held through preferred equity, loan or ground lease investments. As of June 30, 2022, the Company’s consolidated operating investments were approximately 94.6% occupied.

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

The Company expects the Separation, the Distribution and the Merger to be completed in the second half of 2022, subject to the satisfaction of the closing conditions set forth in the Merger Agreement.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of June 30, 2022, limited partners other than the Company owned approximately 26.76% of the common units of the Operating Partnership (14.14% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 12.62% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.60% which are not vested at June 30, 2022).

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

The extent to which the COVID-19 pandemic and any resulting macro-economic changes impact the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The Company had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to none in the quarter ended June 30, 2022. Although the Company may receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 94.6% as of June 30, 2022, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for discussion of the Company’s significant accounting policies. During the six months ended June 30, 2022, there were no material changes to these policies.

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

Sale of The Hartley at Blue Hill

On February 28, 2022, The Hartley at Blue Hill, a property located in Chapel Hill, North Carolina, was sold. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. On April 29, 2022, the senior loan provided by the Company, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million.

Sale of Motif

On March 24, 2022, Motif, a property located in Fort Lauderdale, Florida, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off for $87.2 million, which included principal repayment of $84.4 million and accrued interest of $2.8 million. The Company recorded a $3.9 million gain on sale representing its estimated promote interest share of proceeds that remained after the Company and joint venture members received full return of their capital contributions. The Company also has a $1.0 million receivable, which is included in due from affiliates in the Company’s consolidated balance sheet, representing the remaining proceeds that were not distributed as of quarter end.

Partial sale of Strategic Portfolio Interests

During 2022, three of the six assets underlying the Strategic joint venture (the “Strategic JV”), in which the Company had preferred equity investments, were sold as follows: Georgetown Crossing located in Savannah, Georgia sold on March 29, 2022; Park on the Square located in Pensacola, Florida sold on April 12, 2022; and The Commons located in Jacksonville, Florida sold on June 16, 2022. Upon the sales of Georgetown Crossing, Park on the Square and The Commons, the Company’s preferred equity investments therein were redeemed by the Strategic JV for $2.2 million, $5.9 million and $3.9 million, respectively. These redemption amounts included the Company’s original preferred equity investment, accrued preferred return and an exit fee. Refer to Note 7 for further information on the Strategic Portfolio.

Sale of Domain at The One Forty

On May 5, 2022, Domain at The One Forty, a property located in Garland, Texas, was sold. The mezzanine loan provided by the Company was paid off for $25.4 million, which included principal repayment and accrued interest. The Company recorded a $2.8 million gain on sale representing its estimated promote interest share of proceeds that remained after the Company and joint venture members received full return of their capital contributions. The Company also recorded a $0.5 million receivable, which is included in due from affiliates in the Company’s consolidated balance sheet, representing the remaining proceeds that were not distributed as of quarter end.

Note 4 – Investments in Real Estate

As of June 30, 2022, the Company held seventy-four real estate investments, consisting of fifty-two consolidated operating investments and twenty-two investments held through preferred equity, loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating investments and preferred equity, loan and ground lease investments.

Consolidated Operating Investments

		Number of	Date Built /	Ownership
Name	Location	Units	Renovated (1)	Interest
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Burano Hunter’s Creek	Orlando, FL	532	1999	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The Debra Metrowest	Orlando, FL	510	2001	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Windsor Falls	Raleigh, NC	276	1994	100%
Total Multifamily Units		10,626

		Number of	Average Year
Single-Family Residential (2)	Market	Units	Built
Ballast	AZ / CO / WA	65	1999	95%
Golden Pacific	IN / KS / MO	135	1975	97%
ILE	TX / SE US	418	1990	95%
Navigator Villas	Pasco, WA	176	2013	90%
Peak
Axelrod	Garland, TX	22	1959	80%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%
Granbury	Granbury, TX	36	2020-2021	80%
Granbury 2.0	Granbury, TX	34	2021-2022	80%
Indy	Indianapolis, IN	44	1958	60%
Lubbock	Lubbock, TX	60	1955	80%
Lubbock 2.0	Lubbock, TX	75	1972	80%
Lubbock 3.0	Lubbock, TX	45	1945	80%
Lynnwood	Lubbock, TX	20	2005	80%
Lynnwood 2.0	Lubbock, TX	20	2003	80%
Savannah 319	Savannah, GA	39	2022	80%
Springfield	Springfield, MO	290	2004	60%
Springtown	Springtown, TX	70	1991	80%
Springtown 2.0	Springtown, TX	14	2018	80%
Texarkana	Texarkana, TX	29	1967	80%
Texas Portfolio 183	Various / TX	183	1975	80%
Wayford at Concord	Concord, NC	150	2019	83%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total Single-Family Units		2,194
Total Units		12,820
(1)Represents date of last significant renovation or year built if there were no renovations.
(2)Single-Family Residential includes single-family residential homes and attached townhomes/flats.

Depreciation expense was $20.3 million and $18.4 million, and $40.2 million and $37.1 million for the three and six months ended June 30, 2022 and 2021, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.0 million and $1.4 million, and $2.7 million and $2.9 million for the three and six months ended June 30, 2022 and 2021, respectively.

Preferred Equity, Loan and Ground Lease Investments

			Actual /
		Actual /	Estimated	Actual / Estimated
		Planned	Initial	Construction
Lease-up Investment Name (1)	Location / Market	Number of Units	Occupancy	Completion
Multifamily
Zoey	Austin, TX	307	4Q 2021	1Q 2022
Total Multifamily Units		307

Single-Family Residential
Willow Park	Willow Park, TX	46	2Q 2022	1Q 2023
Total Single-Family Units		46
Total Lease-up Units		353

Development Investment Name (1)
Multifamily
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
Deerwood Apartments	Houston, TX	330	4Q 2022	2Q 2023
Chandler	Chandler, AZ	208	3Q 2023	4Q 2023
Orange City Apartments	Orange City, FL	298	1Q 2023	4Q 2023
Lower Broadway	San Antonio, TX	386	4Q 2023	2Q 2024
Total Multifamily Units		1,462

Single-Family Residential
The Woods at Forest Hill	Forest Hill, TX	76	1Q 2023	3Q 2023
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	2Q 2023	4Q 2023
The Cottages at Warner Robins	Warner Robins, GA	251	3Q 2023	4Q 2023
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	1Q 2023	4Q 2023
Wayford at Innovation Park	Charlotte, NC	210	3Q 2023	3Q 2024
Weatherford 185 (2)	Weatherford, TX	185	—	—
Total Single-Family Units		1,302
Total Development Units		2,764

Operating Investment Name (1)	Location / Market	Number of Units
Multifamily
Deercross	Indianapolis, IN	372
Hunter's Pointe (3)	Pensacola, FL	204
Renew 3030	Mesa, AZ	126
Spring Parc	Dallas, TX	304
The Crossings of Dawsonville	Dawsonville, GA	216
The Reserve at Palmer Ranch (3)	Sarasota, FL	320
The Riley	Richardson, TX	262
Water's Edge (3)	Pensacola, FL	184
Total Multifamily Units		1,988

Single-Family Residential
Peak Housing (4)	IN / MO / TX	474
Total Single-Family Units		474
Total Operating Units		2,462
Total Units		5,579
(1)	Investments in which the Company has a preferred equity, loan or ground lease investment. Operating investments represent stabilized operating investments. Refer to Note 6 and Note 7 for further information.
(2)	The development is in the planning phase; final project specifications are in process.
(3)	These three operating investments are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

(4)	Peak Housing consists of the Company’s preferred equity investments in a private single-family home REIT (refer to Note 7 for further information). Unit count excludes units presented in the consolidated operating investments table above.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the six months ended June 30, 2022 ($ in thousands):

			Number of	Ownership	Purchase
Name	Market	Date (1)	Units	Interest	Price	Debt
Single-Family Residential (2)
Granbury 2.0	Granbury, TX	March 11, 2022	34	80%	$7,650	$5,355	(3)
Savannah 319	Savannah, GA	March 17, 2022	19	80%	4,465	—	(4)
Golden Pacific	IN / KS / MO	1Q 2022	62	97%	11,774	—	(4)
ILE	TX / SE US	1Q 2022	31	95%	7,011	9,974	(5)
Ballast	AZ / CO / WA	2Q 2022	65	95%	26,100	—	(4)
Golden Pacific	IN / KS / MO	2Q 2022	66	97%	13,966	—	(4)
ILE	TX / SE US	2Q 2022	108	95%	27,804	8,802	(5)
Savannah 319	Savannah, GA	2Q 2022	20	80%	4,767	—	(4)
(1)	For those acquisitions where the quarter is specified, the Company, on various dates throughout that specified quarter, acquired additional units that were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were the first acquisitions by the Company for the portfolio.
(2)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(3)	The $5.4 million mezzanine loan provided by the Company at the time of acquisition was converted into a common equity interest on April 1, 2022. Refer to the Peak Housing Interests and Financing disclosure in Note 7 for further information.
(4)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(5)	As there are five separate credit agreements under which the ILE portfolio acquisitions are financed, the debt amount represents the aggregate debt held through one or more of these credit agreements. Refer to Note 8 and Note 9 for further information.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the six months ended June 30, 2022 (amounts in thousands):

Purchase
Price
Allocation
Land	$19,955
Building	87,321
Building improvements	529
Furniture and fixtures	205
In-place leases	193
Total assets acquired	$108,203

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from loan investments as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30,	December 31,
Property	2022	2021
Avondale Hills	$13,583	$12,874
Domain at The One Forty	—	25,309
Motif	—	85,375
Reunion Apartments	—	11,382
The Hartley at Blue Hill	—	38,942
Weatherford 185	9,540	—
Total	$23,123	$173,882
Provision for credit losses	(5)	(393)
Total, net	$23,118	$173,489

Provision for Credit Losses

As of June 30, 2022, the Company’s provision for credit losses on its loan investments was immaterial on a carrying amount of $23.1 million of these investments. The provision for credit losses of the Company’s loan investments at June 30, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	June 30,	December 31,
	2022	2021
Beginning balances as of January 1, 2022 and 2021, respectively	$393	$174
Provision for credit loss on pool of assets, net (1)	(388)	219
Provision for credit losses, end of period	$5	$393
(1)

Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the six months ended June 30, 2022 was a result of the removal of four investments from the pool of assets and a decrease in the trailing twelve-month historical default rate.

Following is a summary of the interest income from loan and ground lease investments for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2022	2021	2022	2021
Avondale Hills	$356	$286	$709	$403
Domain at The One Forty	83	244	270	483
Motif (1)(2)	—	1,488	4,849	3,862
Reunion Apartments (1)	—	303	187	593
The Hartley at Blue Hill (1)	40	1,035	784	2,058
Vickers Historic Roswell (3)	—	463	—	903
Weatherford 185	291	—	432	—
Zoey (4)	303	295	594	533
Total	$1,073	$4,114	$7,825	$8,835
(1)

In the first quarter 2022, the Motif, Reunion Apartments and The Hartley at Blue Hill properties were sold. Each mezzanine loan provided by the Company was paid off in full. The Hartley at Blue Hill senior loan provided by the Company was paid off in full in the second quarter 2022.

(2)

The Motif interest income for the six months ended June 30, 2022 includes $3.0 million of income recognized upon the sale of the property that was deferred in 2021 due to adjustments for straight line income recognition.

(3)	In the second quarter 2021, the Vickers Historic Roswell property was sold. The mezzanine loan provided by the Company was paid off in full upon the sale.
(4)

The ground lease investment is in lease-up and the full leasehold improvement allowance of $20.4 million has been fully funded and is included within accounts receivable, prepaids and other assets in the Company’s consolidated balance sheets.

The occupancy percentages of the Company’s loan and ground lease investment properties at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
Property	2022	2021
Avondale Hills	(1)	(2)
Weatherford 185	(1)	—
Zoey	74.6%	15.6%
(1)	The development had not commenced lease-up as of June 30, 2022.
(2)	The development had not commenced lease-up as of December 31, 2021.

Domain at The One Forty Mezzanine Loan Financing

On May 5, 2022, Domain at The One Forty, a property located in Garland, Texas, was sold. The mezzanine loan provided by the Company was paid off for $25.4 million, which included principal repayment and accrued interest. The Company recorded a $2.8 million gain on sale representing its estimated promote interest share of proceeds that remained after the Company and joint venture members received full return of their capital contributions. The Company also recorded a $0.5 million receivable, which is included in due from affiliates in the Company’s consolidated balance sheet, representing the remaining proceeds that were not distributed as of quarter end.

Motif Mezzanine Loan Financing

The Motif property was sold on March 24, 2022. The mezzanine loan provided by the Company was paid off for $87.2 million, which included principal repayment of $84.4 million and accrued interest of $2.8 million. The Company recorded a $3.9 million gain on sale representing its estimated promote interest share of proceeds that remained after the Company and joint venture members received full return of their capital contributions. The Company also has a $1.0 million receivable, which is included in due from affiliates in the Company’s consolidated balance sheet, representing the remaining proceeds that were not distributed as of quarter end.

Reunion Apartments Mezzanine Loan Financing

The Reunion Apartments property was sold on February 25, 2022. Upon the sale, the mezzanine loan provided by the Company was paid off for $12.5 million, which included principal repayment of $10.0 million, accrued interest of $1.5 million and an incremental payment of $1.0 million to achieve the minimum interest per the terms of the loan agreement.

The Hartley at Blue Hill Loan Financing

The Hartley at Blue Hill property was sold on February 28, 2022. The mezzanine loan provided by the Company was paid off for $34.4 million, which included principal repayment of $31.0 million and accrued interest of $3.4 million. On April 29, 2022, the senior loan provided by the Company, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million.

Weatherford 185 Mezzanine Loan Financing

On February 15, 2022, the Company provided a $9.6 million mezzanine loan to an unaffiliated third party to purchase land in Weatherford, Texas for the development of approximately 185- build for rent, single-family residential units. The loan bears interest at a fixed rate of 12% per annum with interest-only payments during the term of the loan, unless subject to conditions upon extension. The loan was to initially mature on May 16, 2022, though during the second quarter 2022, the borrower exercised two of the loan’s three available thirty-day extension options, extending the maturity date to July 15, 2022. At the time of each such extension, the borrower was required to make a payment to the Company of $0.1 million toward the unpaid principal amount of the loan. At June 30, 2022, the outstanding loan balance was $9.4 million. The loan may be prepaid without penalty.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of June 30, 2022 and December 31, 2021 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Property	2022	2021
Alexan CityCentre (1)	$—	$18,261
Chandler	7,545	3,305
Deercross	4,000	4,000
Deerwood Apartments	16,452	9,245
Lower Broadway	9,913	908
Orange City Apartments	6,836	—
Peak Housing	20,319	20,319
Renew 3030	7,060	7,060
Spring Parc	8,000	8,000
Strategic Portfolio (2)	16,350	28,212
The Cottages at Myrtle Beach	17,913	9,034
The Cottages at Warner Robins	8,828	—
The Cottages of Port St. Lucie	17,196	7,260
The Crossings of Dawsonville	10,450	10,450
The Riley	6,961	6,961
The Woods at Forest Hill	2,833	442
Wayford at Innovation Park	2,520	—
Willow Park	2,540	2,540
Other	—	64
Total	$165,716	$136,061
Provision for credit losses	(160)	(371)
Total, net	$165,556	$135,690
(1)	The Company’s preferred equity investment was redeemed in the first quarter 2022.
(2)

During 2022, three of the Company’s six preferred equity investments in the Strategic joint venture were redeemed. The three remaining investments, Hunter’s Pointe, The Reserve at Palmer Ranch and Water’s Edge, are collectively known as the Strategic Portfolio.

Provision for Credit Losses

As of June 30, 2022, the Company’s provision for credit losses on its preferred equity investments was $0.2 million on a carrying amount of $165.7 million of these investments. The provision for credit losses of the Company’s preferred equity investments at June 30, 2022 and December 31, 2021 are summarized in the table below (amounts in thousands):

	June 30,	December 31,
	2022	2021
Beginning balances as of January 1, 2022 and 2021, respectively	$371	$16,153
Provision for credit loss on pool of assets, net (1)	(211)	148
Provision for credit loss – Alexan Southside Place (2)	—	(15,930)
Provision for credit losses, end of period	$160	$371
Recovery of previous provision for credit loss – Alexan Southside Place	$(292)	$—
(1)

Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the six months ended June 30, 2022 was a result of a decrease in the trailing twelve-month historical default rate and the removal of four investments from the pool of assets.

(2)

In the first quarter 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for further information.

As of June 30, 2022, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in seventeen joint ventures. These seventeen equity investments are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments, which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. Each joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily apartment community or a portfolio of single-family residential homes.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2022 and 2021 are summarized below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2022	2021	2022	2021
Alexan CityCentre	$—	$714	$219	$1,377
Chandler	217	—	340	—
Deercross	106	6	211	6
Deerwood Apartments	472	—	845	—
Lower Broadway	219	—	279	—
Mira Vista	—	134	—	267
Orange City Apartments	168	—	201	—
Peak Housing	470	235	936	235
Renew 3030	187	—	373	—
Spring Parc	212	—	422	—
Strategic Portfolio	581	791	1,349	1,501
The Conley	—	—	—	405
The Cottages at Myrtle Beach	589	—	960	—
The Cottages at Warner Robins	186	—	212	—
The Cottages of Port St. Lucie	494	—	808	—
The Crossings of Dawsonville	277	—	552	—
The Riley	194	194	385	257
The Woods at Forest Hill	52	—	66	—
Thornton Flats	—	103	—	205
Wayford at Concord	—	152	—	363
Wayford at Innovation Park	40	—	40	—
Willow Park	83	—	166	—
Total preferred returns on unconsolidated joint ventures	$4,547	$2,329	$8,364	$4,616

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
Property	2022	2021
Chandler	(1)	(2)
Deercross	93.8%	86.8%
Deerwood Apartments	(1)	(2)
Lower Broadway	(1)	(2)
Orange City Apartments	(1)	(2)
Peak Housing	92.1%	92.8%
Renew 3030	92.1%	96.8%
Spring Parc	94.1%	98.4%
Strategic Portfolio
Hunter’s Pointe	98.0%	98.5%
The Reserve at Palmer Ranch	96.9%	97.5%
Water’s Edge	98.9%	97.3%
The Cottages at Myrtle Beach	(1)	(2)
The Cottages at Warner Robins	(1)	(2)
The Cottages of Port St. Lucie	(1)	(2)
The Crossings of Dawsonville	91.2%	98.1%
The Riley	98.5%	97.3%
The Woods at Forest Hill	(1)	(2)
Wayford at Innovation Park	(1)	(2)
Willow Park	2.2%	(2)
(1)	The development had not commenced lease-up as of June 30, 2022.
(2)	The development had not commenced lease-up as of December 31, 2021.

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

On April 1, 2022, the mortgage or mezzanine loans provided by the Company to twelve of the fifteen respective portfolio owners were converted into a total of $66.2 million of common equity interests, which included the full principal loan balances in the aggregate amount of $61.6 million and an aggregate amount of $4.6 million representing the minimum interest associated with the respective loans.

On May 10, 2022, the mortgage loans provided by the Company to two of the fifteen respective portfolio owners were converted into a total of $39.2 million of common equity interests, which included the full principal loan balances in the aggregate amount of $38.2 million and an aggregate amount of $1.0 million representing the minimum interest associated with the respective loans. As of June 30, 2022, one mezzanine loan remains outstanding that has been provided by the Company to a portfolio owner.

Strategic Portfolio Interests

During 2022, three of the six assets underlying the Strategic joint venture (the “Strategic JV”), in which the Company had preferred equity investments, were sold as follows: Georgetown Crossing located in Savannah, Georgia sold on March 29, 2022; Park on the Square located in Pensacola, Florida sold on April 12, 2022; and The Commons located in Jacksonville, Florida sold on June 16, 2022. Upon the sales of Georgetown Crossing, Park on the Square and The Commons, the Company’s preferred equity investments therein were redeemed by the Strategic JV for $2.2 million, $5.9 million and $3.9 million, respectively. These redemption amounts included the Company’s original preferred equity investment, accrued preferred return and an exit fee.

The Company continues to earn a 7.5% current return and a 3.0% accrued return, for a total preferred return of 10.5% per annum, on its investments in Hunter’s Pointe and Water’s Edge, along with earning a 6.35% current return and a 5.15% accrued return, for a total preferred return of 11.5% per annum, on its investment in The Reserve at Palmer Ranch. These three remaining properties are collectively known as the Strategic Portfolio and are subject to individual property mortgage debt in the aggregate amount of $74.3 million.

Note 8 – Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of June 30, 2022 and December 31, 2021 are as follows (amounts in thousands):

	June 30,	December 31,
Revolving Credit Facilities	2022	2021
Amended Senior Credit Facility	$—	$—
Amended Junior Credit Facility	—	—
DB Credit Facility	35,000	—
ILE Sunflower Credit Facility	14,407	—
Total	$49,407	$—

Amended Senior Credit Facility

On March 6, 2020, the Company entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At June 30, 2022, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At June 30, 2022, the Company had one outstanding letter of credit of $0.8 million.

Amended Junior Credit Facility

On September 21, 2021, the Company entered into the Amended Junior Credit Facility. The Amended Junior Credit Facility extended the maturity date of the credit facility to December 21, 2023 and included changes in certain financial and operating covenants. There were no other material changes in terms from the previous credit facility. The Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Amended Junior Credit Facility, depending on the borrowings outstanding. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At June 30, 2022, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the Amended Senior Credit Facility and Amended Junior Credit Facility at June 30, 2022 is based on the collateral and compliance with various ratios related to those assets and was approximately $114.2 million.

Deutsche Bank Credit Facility (“DB Credit Facility”)

On April 6, 2022, the Company entered into a credit facility with Deutsche Bank Securities Inc., as sole lead arranger, Deutsche Bank AG, New York Branch, as administrative agent, the financial institutions party thereto as lenders and Computershare Trust Company, N.A., as paying agent and calculation agent (the “DB Credit Facility”). The DB Credit Facility provides for a revolving loan with a maximum commitment amount of $150 million. Borrowings under the DB Credit Facility are limited to financings related to the acquisition, renovation, rehabilitation, maintenance and leasing of single-family residential properties owned by various Peak joint ventures. During the initial term of the DB Credit Facility, borrowings bear interest on the amount drawn at Term SOFR plus 2.80%, and borrowings can be prepaid without premium or penalty. The DB Credit Facility matures on April 6, 2024 and contains two (2) one-year extension options, subject to certain conditions. The DB Credit Facility contains certain financial and operating covenants, including maximum leverage ratio, minimum debt yield and minimum debt service coverage ratio. At June 30, 2022, the Company was in compliance with all covenants under the DB Credit Facility. The Company has guaranteed the obligations under the DB Credit Facility.

The availability of borrowings under the DB Credit Facility at June 30, 2022 is based on the collateral and compliance with various ratios related to those assets and was approximately $10.5 million.

ILE Sunflower Credit Facility

On December 27, 2021, the Company’s unaffiliated joint venture partner, ILE, entered into a credit facility with Sunflower Bank, N.A. (the “ILE Sunflower Credit Facility”). The ILE Sunflower Credit Facility provides for a revolving loan with an initial commitment amount of $20 million, which commitment contains an accordion feature to a maximum total commitment of up to $50 million. The ILE Sunflower Credit Facility, along with four other separate non-revolving credit facilities (refer to Note 9 for further information), is used in the financing of acquisitions of single-family residential units. Borrowings under the ILE Sunflower Credit Facility bear interest at LIBOR plus 3.0%, subject to a rate floor, and can be prepaid without penalty or premium. The ILE Sunflower Credit Facility matures on December 27, 2024 and contains certain financial and operating covenants, including a minimum fixed charge coverage ratio. At June 30, 2022, ILE was in compliance with all covenants under the ILE Sunflower Credit Facility. A principal of ILE has guaranteed the obligations under the ILE Sunflower Credit Facility and the Company and ILE have pledged certain assets as collateral.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2022 and December 31, 2021, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2022
	June 30,	December 31,		Interest-only
Property	2022	2021	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Westside	$51,365	$51,841	3.68%	(1)	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Avenue 25 (2)	36,566	36,566	4.18%	July 2022	July 1, 2027
Burano Hunter’s Creek	68,795	69,502	3.65%	(1)	November 1, 2024
Carrington at Perimeter Park (3)	31,214	31,244	4.16%	(3)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	39,517	39,896	4.07%	(1)	October 1, 2024
Denim (4)	101,205	101,205	3.41%	August 2024	August 1, 2029
Elan (5)	25,473	25,508	4.19%	(5)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Falls at Forsyth	19,099	19,265	4.35%	(1)	July 1, 2025
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
ILE (6)	19,695	—	3.75%	(1)	June 7, 2026
Navigator Villas (7)	20,200	20,361	4.57%	(1)	June 1, 2028
Outlook at Greystone	21,749	21,930	4.30%	(1)	June 1, 2025
Providence Trail	47,137	47,587	3.54%	(1)	July 1, 2026
Roswell City Walk	48,540	49,050	3.63%	(1)	December 1, 2026
The Brodie	32,527	32,876	3.71%	(1)	December 1, 2023
The Debra Metrowest	63,463	63,982	4.43%	(1)	May 1, 2025
The Links at Plum Creek	38,571	38,916	4.31%	(1)	October 1, 2025
The Mills	24,450	24,731	4.21%	(1)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Wesley Village	38,362	38,730	4.25%	(1)	April 1, 2024
Windsor Falls	27,442	27,442	4.19%	November 2022	November 1, 2027
Yauger Park Villas (8)	14,784	14,921	4.86%	(1)	April 1, 2026
Total Fixed Rate	$1,073,969	$1,059,368

Floating Rate (9):
ARIUM Glenridge	$48,530	$49,170	2.45%	(1)	September 1, 2025
Chevy Chase	24,400	24,400	3.44%	September 2022	September 1, 2027
Cielo on Gilbert (10)	58,000	58,000	3.33%	January 2026	January 1, 2031
Falls at Forsyth	19,015	19,186	2.52%	(1)	July 1, 2025
Fannie Facility Advance	13,936	13,936	3.72%	June 2022	June 1, 2027
Fannie Facility Second Advance (10)	12,880	12,880	3.42%	March 2023	March 1, 2028
ILE (11)	11,093	26,825	4.14%	(11)	(11)
Pine Lakes Preserve	42,728	42,728	4.10%	July 2025	July 1, 2030
Veranda at Centerfield	25,797	25,962	2.31%	(1)	July 26, 2023 (12)
Villages of Cypress Creek	33,520	33,520	3.67%	July 2022	July 1, 2027
Wayford at Concord (10)	32,973	—	2.95%	May 2027	May 1, 2029
Total Floating Rate	$322,872	$306,607
Total	$1,396,841	$1,365,975
Fair value adjustments	7,395	8,159
Deferred financing costs, net	(11,160)	(9,143)
Total mortgages payable	$1,393,076	$1,364,991
(1)	The loan requires monthly payments of principal and interest.
(2)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
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

(6)	ILE’s fixed rate debt represents the debt outstanding from one credit agreement.
(7)	The principal balance includes a $14.6 million senior loan at a fixed rate of 4.31% and a $5.6 million supplemental loan at a fixed rate of 5.23%.
(8)	The principal balance includes a $10.3 million senior loan at a fixed rate of 4.81% and a $4.5 million supplemental loan at a fixed rate of 4.96%.
(9)

Other than Cielo on Gilbert, the Fannie Facility Second Advance, ILE and Wayford at Concord, the Company’s remaining floating rate loans bear interest at one-month LIBOR + margin. In June 2022, one-month LIBOR in effect was 1.12%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.

(10)

The Cielo on Gilbert loan, the Fannie Facility Second Advance and the Wayford at Concord loan bear interest at the 30-day average SOFR + 2.61%, + 2.70% and + 2.23%, respectively. In June 2022, the 30-day average SOFR in effect was 0.72%. SOFR rate is subject to a rate cap. Please refer to Note 11 for further information.

(11)

ILE’s floating rate debt represents the aggregate debt outstanding across three separate credit agreements. Of the $11.1 million principal balance, $7.4 million held through two credit agreements requires monthly payments of principal and interest, while the remaining principal balance of $3.7 million held through one credit agreement has monthly payments that are currently interest-only. The three credit agreements have maturity dates ranging from 2022 to 2026 and bear interest at one-month LIBOR or prime rate plus margins ranging from 0.50% to 2.30%, subject to rate floors, and have current interest rates ranging from 3.50% to 5.25% with a weighted average interest rate of 4.14% as of June 30, 2022.

(12)	The loan has two (2) one-year extension options subject to certain conditions.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were zero and $0.6 million, and zero and $3.7 million for the three and six months ended June 30, 2022 and 2021, respectively.

Refinancing of Wayford at Concord

Upon its acquisition in June 2021, the Company and its unaffiliated joint venture partner (together, the “Wayford JV”) fully funded the purchase price of Wayford at Concord. On April 21, 2022, the Wayford JV entered into a $33.0 million floating rate loan, which is secured by the Wayford at Concord property, with the loan proceeds distributed to the Wayford JV members in accordance with the distribution provisions in the joint venture agreement.

Master Credit Facility with Fannie Mae

The Company previously entered into a Master Credit Facility Agreement issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. Refer to the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 for further information.

Debt maturities

As of June 30, 2022, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2022 (July 1–December 31)	$11,760
2023	127,300
2024	202,721
2025	332,877
2026	160,185
Thereafter	561,998
$1,396,841
Add: Unamortized fair value debt adjustment	7,395
Subtract: Deferred financing costs, net	(11,160)
Total	$1,393,076

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities (refer to Note 8 for further information) and Fannie Facility, was $2,005.0 million as of June 30, 2022.

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

Financial Instrument Fair Value Disclosures

As of June 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, other accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of June 30, 2022 and December 31, 2021, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,345.3 million and $1,388.3 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,404.2 million and $1,374.1 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of June 30, 2022, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $346.8 million of the Company’s floating rate mortgage debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative
instruments under ASC 815-20	Balance Sheet Location	instruments
		June 30,	December 31,
		2022	2021
Interest rate caps	Accounts receivable, prepaids and other assets	$4,403	$185

The table below presents the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

Derivatives not designated
as hedging instruments	Location of Gain or (Loss)	The Effect of Derivative Instruments
under ASC 815‑20	Recognized in Income	on the Statements of Operations
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2022	2021	2022	2021
Interest rate caps	Interest Expense	$879	$(20)	$2,084	$15

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

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $1.1 million and $0.7 million, and $2.2 million and $1.5 million were expensed during the three and six months ended June 30, 2022 and 2021, respectively. Operating expense reimbursements of $0.4 million for the first quarter 2022 were paid to BRE through the issuance of 14,705 LTIP Units on May 10, 2022.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $1.1 million and $0.6 million, and $2.3 million and $1.5 million for the three and six months ended June 30, 2022 and 2021, respectively. Operating expense reimbursements for the first quarter 2022 were paid to the Company in cash during the second quarter 2022.

Pursuant to the terms of the Administrative Services Agreement (“ASA”) and the Leasehold Cost-Sharing Agreement (“CSA”), summarized below are the net related party amounts payable to BRE as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30,	December 31,
Amounts Payable to BRE, net	2022	2021
Operating and direct expense reimbursements under the ASA	$404	$318
Offering expense reimbursements under the ASA	—	94
Total amounts payable under the ASA, net	$404	$412
Operating and direct expense reimbursements under the CSA	191	187
Total amounts payable to BRE, net	$595	$599

As of June 30, 2022 and December 31, 2021, the Company had $1.5 million and $0.7 million, respectively, in receivables due from related parties other than BRE. The $1.5 million balance at June 30, 2022 represents the Company’s remaining estimated promote interest share of proceeds resulting from the sales of the Motif and Domain properties that were not distributed as of quarter end. Refer to Note 6 for further information.

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

The following table reconciles the components of basic and diluted net (loss) income per common share ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(17,274)	$(5,429)	$(32,670)	$18,152
Dividends on restricted stock and LTIP Units expected to vest	(321)	(384)	(654)	(767)
Basic net (loss) income attributable to common stockholders	$(17,595)	$(5,813)	$(33,324)	$17,385

Weighted average common shares outstanding (1)	30,022,451	28,129,862	29,239,514	25,623,537
Potential dilutive shares (2)	—	—	—	64,993
Weighted average common shares outstanding and potential dilutive shares (1)	30,022,451	28,129,862	29,239,514	25,688,530

Net (loss) income per common share, basic	$(0.59)	$(0.21)	$(1.14)	$0.68
Net (loss) income per common share, diluted	$(0.59)	$(0.21)	$(1.14)	$0.68
(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)

For the three months ended June 30, 2022, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) Company Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 555,750 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 50,518 shares of Class A common stock. For the six months ended June 30, 2022, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) Company Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 556,936 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 50,063 shares of Class A common stock.

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

Series T Redeemable Preferred Stock

On November 19, 2021, the Company made the final issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering, and upon the final issuance, the Series T Preferred Offering terminated pursuant to its terms. During the life of the Series T Preferred Offering, the Company issued a total of 28,369,906 shares of Series T Preferred Stock for net proceeds of approximately $638.3 million after commissions, dealer manager fees and discounts. During the six months ended June 30, 2022, the Company, at the request of holders, redeemed 36,771 shares of Series T Preferred Stock for $0.9 million in cash.

Series B Redeemable Preferred Stock

During the six months ended June 30, 2022, the Company, at the request of holders, redeemed 962 shares of Series B Preferred Stock for $0.9 million in cash.

As of June 30, 2022, the Company had 55,127 outstanding Company Warrants from its offering of Series B Preferred Stock. The Company Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A common stock on the date of issuance of such Company Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Company Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Company Warrant is exercisable by holder to purchase 20 shares of Class A common stock. The Company Warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. During the six months ended June 30, 2022, a total of 185,658 Company Warrants were exercised into 2,222,199 shares of Class A common stock. The outstanding Company Warrants have exercise prices ranging from $10.70 to $14.71 per share.

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2022, limited partners other than the Company owned approximately 26.76% of the common units of the Operating Partnership (5,881,776 OP Units, or 14.14%, is held by OP Unit holders, and 5,250,197 LTIP Units, or 12.62%, is held by LTIP Unit holders, including 4.60% which are not vested at June 30, 2022). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

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

On April 1, 2022, the Company granted 13,176 LTIP Units to an employee under the Incentive Plans. Such LTIP Units will vest in three equal installments on each anniversary of the date of grant.

On February 28, 2022 and May 10, 2022, the Company granted an aggregate of 10,068 LTIP Units and 10,065 LTIP Units, respectively, to two executive officers under the Fourth Amended 2014 Incentive Plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, for the first and second quarter 2022, respectively. Such LTIP Units will vest on the first anniversary of the date of grant.

On April 12, 2022, the Company granted an aggregate of 104,632 LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements in lieu of cash payment of annual incentive bonuses for the fiscal year ended December 31, 2021. Of the LTIP Units granted, 41,386 LTIP Units were fully vested upon issuance, with the remaining 63,246 LTIP Units to vest on the first anniversary of the date of grant.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $1.0 million, and $2.0 million and $2.0 million during the three and six months ended June 30, 2022 and 2021, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized compensation expense of approximately $1.0 million and $0.9 million, and $2.0 million and $1.7 million during the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $9.5 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 2.0 years.

Restricted Stock Grants

Each April starting in 2019 through 2021, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. The RSGs provided were comprised of an aggregate of 237,402 shares of Class A common stock with an aggregate fair value of $2.0 million. The Company recognized compensation expense for such RSGs of approximately $0.05 million and $0.1 million, and $0.2 million and $0.2 million during the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was $0.2 million of total unrecognized compensation expense related to the unvested RSGs granted under the Incentive Plans. The remaining expense is expected to be recognized over the remaining 1.6 years.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
June 10, 2022	June 24, 2022	$0.162500	July 5, 2022
Class C Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
June 10, 2022	June 24, 2022	$0.162500	July 5, 2022
Series B Preferred Stock
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
January 14, 2022	January 25, 2022	$5.00	February 4, 2022
January 14, 2022	February 25, 2022	$5.00	March 4, 2022
January 14, 2022	March 25, 2022	$5.00	April 5, 2022
April 11, 2022	April 25, 2022	$5.00	May 5, 2022
May 13, 2022	May 25, 2022	$5.00	June 3, 2022
June 10, 2022	June 24, 2022	$5.00	July 5, 2022
Series C Preferred Stock
December 10, 2021	December 23, 2021	$0.4765625	January 5, 2022
March 14, 2022	March 25, 2022	$0.4765625	April 5, 2022
June 10, 2022	June 24, 2022	$0.4765625	July 5, 2022
Series D Preferred Stock
December 10, 2021	December 23, 2021	$0.4453125	January 5, 2022
March 14, 2022	March 25, 2022	$0.4453125	April 5, 2022
June 10, 2022	June 24, 2022	$0.4453125	July 5, 2022
Series T Preferred Stock
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
January 14, 2022	January 25, 2022	$0.128125	February 4, 2022
January 14, 2022	February 25, 2022	$0.128125	March 4, 2022
January 14, 2022	March 25, 2022	$0.128125	April 5, 2022
April 11, 2022	April 25, 2022	$0.128125	May 5, 2022
May 13, 2022	May 25, 2022	$0.128125	June 3, 2022
June 10, 2022	June 24, 2022	$0.128125	July 5, 2022

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

Distributions declared and paid for the six months ended June 30, 2022 were as follows (amounts in thousands):

	Distributions
2022	Declared	Paid
First Quarter
Class A Common Stock	$4,804	$4,361
Class C Common Stock	12	12
Series B Preferred Stock	5,383	5,386
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	10,860	10,971
OP Units	958	1,027
LTIP Units	868	645
Total first quarter 2022	$25,214	$24,731
Second Quarter
Class A Common Stock	$4,937	$4,805
Class C Common Stock	12	12
Series B Preferred Stock	5,373	5,376
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	10,855	10,857
OP Units	956	955
LTIP Units	824	1,190
Total second quarter 2022	$25,286	$25,524
Total	$50,500	$50,255

Note 14 – Commitments and Contingencies

As of June 30, 2022, the aggregate amount of the Company’s contractual commitments to fund future cash obligations in certain of its preferred equity, loan and joint venture investments was $60.0 million.

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

The following table summarizes NOI by the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021, and reconciles NOI to net (loss) income attributable to common stockholders on the Company’s consolidated statements of operations. Prior year amounts have been reclassified to conform to the current period segment presentation (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Rental and other property revenues
Multifamily	$50,839	$48,323	$100,486	$98,742
Single-family	7,676	1,398	14,528	2,061
Total rental and other property revenues	58,515	49,721	115,014	100,803

Property operating expenses
Multifamily	18,032	18,522	35,136	38,099
Single-family	3,774	387	6,554	742
Total property operating expenses	21,806	18,909	41,690	38,841

Net operating income
Multifamily	32,807	29,801	65,350	60,643
Single-family	3,902	1,011	7,974	1,319
Total net operating income	36,709	30,812	73,324	61,962
Reconciling items:
Interest income from loan and ground lease investments	1,073	4,114	7,825	8,835
Property management fee expenses	(2,104)	(1,247)	(3,974)	(2,528)
General and administrative expenses	(7,284)	(6,595)	(15,204)	(13,240)
Acquisition and pursuit costs	(71)	(3)	(116)	(15)
Weather-related losses, net	—	—	—	(400)
Depreciation and amortization	(21,425)	(19,926)	(43,456)	(40,250)
Other income	198	57	1,184	209
Preferred returns on unconsolidated real estate joint ventures	4,547	2,329	8,364	4,616
Provision for credit losses	134	(26)	930	(567)
Gain on sale of real estate investments	—	19,429	—	88,342
Gain on sale of unconsolidated joint venture	2,802	—	6,694	—
Transaction costs	(2,158)	—	(9,703)	—
Loss on extinguishment of debt and debt modification costs	—	(647)	—	(3,687)
Interest expense, net	(13,373)	(13,460)	(24,918)	(27,294)
Net (loss) income	(952)	14,837	950	75,983
Preferred stock dividends	(18,557)	(14,367)	(37,129)	(28,984)
Preferred stock accretion	(5,639)	(7,290)	(10,845)	(14,312)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(6,108)	(1,978)	(11,924)	8,182
Partially-owned properties	(1,766)	587	(2,430)	6,353
Net (loss) income attributable to noncontrolling interests	(7,874)	(1,391)	(14,354)	14,535
Net (loss) income attributable to common stockholders	$(17,274)	$(5,429)	$(32,670)	$18,152

The following table summarizes the assets of the Company’s reportable segments as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30,	December 31,
	2022	2021
Assets
Net Real Estate Investments
Multifamily	$1,700,308	$1,729,214
Single-family	427,212	318,084
Total Net Real Estate Investments	2,127,520	2,047,298
Reconciling items:
Cash and cash equivalents	244,924	166,492
Restricted cash	30,807	30,015
Notes and accrued interest receivable, net	23,118	173,489
Due from affiliates	1,536	711
Accounts receivable, prepaids and other assets, net	48,543	43,108
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	165,556	135,690
In-place lease intangible assets, net	97	2,530
Total Consolidated Assets	$2,642,101	$2,599,333

Note 16 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
July 11, 2022	July 25, 2022	$5.00	August 5, 2022
Series T Preferred Stock
July 11, 2022	July 25, 2022	$0.128125	August 5, 2022

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP Units and LTIP Units, subsequent to June 30, 2022 (amounts in thousands):

	Declaration			Distributions	Total
Shares	Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	June 10, 2022	June 24, 2022	July 5, 2022	$0.1625000	$4,937
Class C Common Stock	June 10, 2022	June 24, 2022	July 5, 2022	0.1625000	12
Series B Preferred Stock	June 10, 2022	June 24, 2022	July 5, 2022	5.0000000	1,791
Series C Preferred Stock	June 10, 2022	June 24, 2022	July 5, 2022	0.4765625	1,094
Series D Preferred Stock	June 10, 2022	June 24, 2022	July 5, 2022	0.4453125	1,235
Series T Preferred Stock	June 10, 2022	June 24, 2022	July 5, 2022	0.1281250	3,618
OP Units	June 10, 2022	June 24, 2022	July 5, 2022	0.1625000	956
LTIP Units	June 10, 2022	June 24, 2022	July 5, 2022	0.1625000	661

Series B Preferred Stock	July 11, 2022	July 25, 2022	August 5, 2022	5.0000000	1,791
Series T Preferred Stock	July 11, 2022	July 25, 2022	August 5, 2022	0.1281250	3,618
Total					$19,713

Weatherford 185 Mezzanine Loan Financing

In July 2022, the borrower exercised the last of the loan’s thirty-day extension options, extending the maturity date to mid-August 2022. Upon the exercise, the borrower was required to make a payment to the Company of $0.1 million toward the unpaid principal balance of the loan. On July 22, 2022, the loan provided by the Company was paid off for $9.4 million, which included principal repayment of $9.3 million and accrued interest of $0.1 million.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of our securities offerings;
●	the competitive environment in which we operate;

●	the occurrence of any event, change or other circumstances that could delay the completion of the Merger or give rise to the termination of the Merger Agreement with Parent and Merger Sub, and the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee of $60 million;
●	the failure to satisfy any of the conditions to the completion of the Merger, the Separation or the Distribution;
●	the ability to meet expectations regarding the timing and completion of the Merger and the Separation and the Distribution;
●	risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger, the Separation and the Distribution;
●	the incurrence of substantial costs relating to the Merger, the Separation and the Distribution;
●	the effect of the announcement and the pendency of the Merger, the Separation and the Distribution on our business relationships, operating results and business generally;
●	any legal proceedings that may be initiated against us related to the Merger Agreement or any of the transactions contemplated by the Merger Agreement, and the outcome thereof;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	risks associated with geographic concentration of our investments;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease newly acquired or newly constructed apartment or single-family properties;
●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;
●	development and acquisition risks, including rising and unanticipated costs, delays in timing, abandonment of opportunities, and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment and single-family residential owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;

●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

As of June 30, 2022, we held an aggregate of 18,399 units, comprised of 14,383 multifamily units and 4,016 single-family residential units. The aggregate number of units are held through seventy-four real estate investments, consisting of fifty-two consolidated operating investments and twenty-two investments held through preferred equity, loan or ground lease investments. As of June 30, 2022, our consolidated operating investments were approximately 94.6% occupied.

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

The Company expects the Separation, the Distribution and the Merger to be completed in the second half of 2022, subject to the satisfaction of the closing conditions set forth in the Merger Agreement.

COVID-19

We continue to monitor the impact of the COVID-19 pandemic and any resulting macro-economic changes on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While, consistent with prior quarters, we did not incur any significant impact on our performance during the three months ended June 30, 2022 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate or be reinstituted, as applicable, and/or restrictions on the types of construction projects that may continue or be reinstituted. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire or, to the extent expired, be reinstituted. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

Previously, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to none in the quarter ended June 30, 2022. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 94.6% and 94.5% as of June 30, 2022 and July 31, 2022, respectively, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic and any resulting macro-economic changes on our rental revenue for the third quarter of 2022 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of June 30, 2022, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

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

Other Significant Developments

Acquisition of and Investments in Real Estate

During the six months ended June 30, 2022, we acquired an additional 405 single-family residential units through four new or existing joint ventures for total purchase prices of $103.7 million. Additionally, we increased our preferred equity investments in Chandler, Deerwood Apartments, Lower Broadway, Orange City Apartments, The Cottages at Myrtle Beach, The Cottages at Warner Robins, The Cottages of Port St. Lucie, The Woods at Forest Hill and Wayford at Innovation Park by an aggregate of approximately $59.8 million.

We entered into a mezzanine loan agreement with Weatherford 185 and provided loan funding of approximately $9.6 million, and we subsequently received principal loan repayments from Weatherford 185 in the aggregate of $0.2 million. We also provided increased mezzanine loan funding to Domain at The One Forty of approximately $0.1 million.

The following is a summary of our real estate investments made during the six months ended June 30, 2022 ($ in millions):

			Number of	Ownership	Purchase
Name - Operating	Market	Date of Investment (1)	Units	Interest	Price
Single-Family Residential (2)
Granbury 2.0 (3)	Granbury, TX	March 11, 2022	34	80%	$7.7
Savannah 319	Savannah, GA	March 17, 2022	19	80%	4.5
Golden Pacific	IN / KS / MO	1Q 2022	62	97%	11.8
ILE	TX / SE US	1Q 2022	31	95%	7.0
Ballast	AZ / CO / WA	2Q 2022	65	95%	26.1
Golden Pacific	IN / KS / MO	2Q 2022	66	97%	14.0
ILE	TX / SE US	2Q 2022	108	95%	27.8
Savannah 319	Savannah, GA	2Q 2022	20	80%	4.8
Total Operating			405		$103.7

			Number of	Commitment	Investment
Name – Mezzanine Loan	Market	Date of Investment	Units	Amount	Amount
Single-Family Residential
Weatherford 185 (4)	Weatherford, TX	February 15, 2022	185	$9.6	$9.6
Total Mezzanine Loan			185		$9.6
Total			590		$113.3
(1)

For those acquisitions where the quarter is specified, we acquired additional units on various dates throughout that specified quarter. These additional units were added to the respective existing portfolios. For Ballast, the units acquired in the second quarter 2022 were the first of our acquisitions for that portfolio.

(2)	Single-Family Residential includes single-family residential homes and attached townhomes/flats.
(3)

At the time of closing, we made a common equity investment in Granbury 2.0 and provided a mezzanine loan to the portfolio owner. On April 1, 2022, our full mezzanine loan investment was converted into a common equity interest. Refer to Note 7 of our consolidated financial statements for further information.

(4)	On July 22, 2022, the Weatherford 185 loan that we provided was paid off in full.

Sale of Real Estate Assets and Investments

We received loan payoffs of approximately $164.5 million from the sale of four properties. Additionally, four properties underlying unconsolidated joint ventures were sold and our preferred equity investments were redeemed for net proceeds of $30.7 million.

The following is a summary of our loan payoffs and redemptions of preferred equity investments during the six months ended June 30, 2022 ($ in millions):

			Number of	Sale	BRG Net
Property	Location	Date Sold	Units	Price	Proceeds
Mezzanine Loan
Reunion Apartments	Orlando, FL	February 25, 2022	280	$90.0	$12.5
The Hartley at Blue Hill	Chapel Hill, NC	February 28, 2022	414	114.2	39.4	(1)
Motif	Fort Lauderdale, FL	March 24, 2022	385	195.0	87.2
Domain at The One Forty	Garland, TX	May 5, 2022	299	74.2	25.4
Total Mezzanine Loan			1,378	$473.4	$164.5

Preferred Equity
Alexan CityCentre	Houston, TX	January 20, 2022	340	$92.8	$18.7
Georgetown Crossing	Savannah, GA	March 29, 2022	168	30.0	2.2
Park on the Square	Pensacola, FL	April 12, 2022	240	61.3	5.9
The Commons	Jacksonville, FL	June 16, 2022	328	58.9	3.9
Total Preferred Equity			1,076	$243.0	$30.7
Total			2,454	$716.4	$195.2
(1)	On April 29, 2022, the senior loan that we provided, which was secured by a parcel of land adjacent to The Hartley at Blue Hill property, was paid off for $5.0 million. The senior loan payoff is included in the BRG Net Proceeds amount.

Redemptions of Preferred Stock

During the six months ended June 30, 2022, we, at the request of holders, redeemed 962 shares of Series B Redeemable Preferred Stock and 36,771 shares of Series T Redeemable Preferred Stock for $0.9 million and $0.9 million in cash, respectively.

Our total stockholders’ equity decreased $33.3 million from $83.9 million as of December 31, 2021 to $50.6 million as of June 30, 2022. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $46.9 million and preferred stock accretion of $10.8 million, partially offset by net income of $15.3 million and the impact of Company Warrant exercises of $5.5 million during the six months ended June 30, 2022.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of June 30, 2022:

		Number of	Date	Ownership	Average		%
Name	Location	Units	Built/Renovated (1)	Interest	Rent (2)		Occupied (3)
Multifamily
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,520		93.1%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,649		89.6%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,863		95.7%
Avenue 25	Phoenix, AZ	254	2013	100%	1,494		92.9%
Burano Hunter’s Creek	Orlando, FL	532	1999	100%	1,608		96.4%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%	1,425		97.7%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,563		95.5%
Chevy Chase	Austin, TX	320	1971	92%	1,171		95.6%
Cielo on Gilbert	Mesa, AZ	432	1985	90%	1,382		95.4%
Citrus Tower	Orlando, FL	336	2006	97%	1,588		97.0%
Denim	Scottsdale, AZ	645	1979	100%	1,509		96.1%
Elan	Austin, TX	270	2007	100%	1,308		96.3%
Element	Las Vegas, NV	200	1995	100%	1,519		94.5%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,629		94.4%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,530		94.8%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,305		97.7%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,744		94.7%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,508		97.3%
Roswell City Walk	Roswell, GA	320	2015	98%	1,821		92.5%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,613		94.7%
The Brodie	Austin, TX	324	2001	100%	1,513		98.5%
The Debra Metrowest	Orlando, FL	510	2001	100%	1,634		96.3%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,603		97.0%
The Mills	Greenville, SC	304	2013	100%	1,194		97.7%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,793		97.4%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,348		94.1%
Veranda at Centerfield	Houston, TX	400	1999	93%	1,120		95.5%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,297		94.8%
Wesley Village	Charlotte, NC	301	2010	100%	1,533		97.0%
Windsor Falls	Raleigh, NC	276	1994	100%	1,238		96.4%
Total Multifamily Units		10,626

			Average Year		Average
Single-Family Residential (4)	Market		Built		Rent (5)
Ballast	AZ / CO / WA	65	1999	95%	2,389		60.9%	(6)
Golden Pacific	IN / KS / MO	135	1975	97%	1,331		45.3%	(6)
ILE	TX / SE US	418	1990	95%	1,689		93.6%	(6)
Navigator Villas	Pasco, WA	176	2013	90%	1,383	(2)	95.5%
Peak
Axelrod	Garland, TX	22	1959	80%	1,297		95.5%
DFW 189	Dallas-Fort Worth, TX	189	1962	56%	990		97.9%
Granbury	Granbury, TX	36	2020-2021	80%	1,567		94.4%
Granbury 2.0	Granbury, TX	34	2021-2022	80%	1,708		100.0%
Indy	Indianapolis, IN	44	1958	60%	840		86.4%
Lubbock	Lubbock, TX	60	1955	80%	983		91.7%
Lubbock 2.0	Lubbock, TX	75	1972	80%	1,223		86.7%
Lubbock 3.0	Lubbock, TX	45	1945	80%	944		84.4%
Lynnwood	Lubbock, TX	20	2005	80%	1,006		90.0%
Lynnwood 2.0	Lubbock, TX	20	2003	80%	997		85.0%
Savannah 319	Savannah, GA	39	2022	80%	1,569		79.5%
Springfield	Springfield, MO	290	2004	60%	1,147		95.5%
Springtown	Springtown, TX	70	1991	80%	1,236		91.4%
Springtown 2.0	Springtown, TX	14	2018	80%	1,414		85.7%
Texarkana	Texarkana, TX	29	1967	80%	1,012		93.1%
Texas Portfolio 183	Various / TX	183	1975	80%	1,309		86.3%
Wayford at Concord	Concord, NC	150	2019	83%	2,025	(2)	98.0%
Yauger Park Villas	Olympia, WA	80	2010	95%	2,230	(2)	98.8%
Total Single-family Units		2,194
Total Units/Average		12,820			$1,495		94.6%

(1)Represents date of last significant renovation or year built if there were no renovations.

(2)Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2022. Total concessions for the three months ended June 30, 2022 amounted to approximately $0.05 million.

(3)Percent occupied is calculated as (i) the number of units occupied as of June 30, 2022 divided by (ii) total number of units, expressed as a percentage.

(4)Single-Family Residential includes single-family residential homes and attached townhomes/flats.

(5)Represents the average of the ending average effective rent per occupied unit as of the last day of each month in the second quarter 2022.

(6)Percent occupied for Ballast, Golden Pacific and ILE excludes 1, 40 and 75 down units under renovation, respectively.

The following is a summary of our preferred equity, loan and ground lease investments as of June 30, 2022:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/	Pro
		Planned	Construction		Estimated	Estimated	Estimated	Forma
		Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Lease-up Investment Name (1)	Location / Market	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (2)
Multifamily
Zoey	Austin, TX	307	$59.5	$58.9	$193,811	4Q 2021	1Q 2022	$1,762
Total Multifamily Units		307

Single-Family Residential
Willow Park	Willow Park, TX	46	14.5	10.9	315,217	2Q 2022	1Q 2023	2,362
Total Single-family Units		46
Total Lease-up Units		353

Development Investment Name (1)
Multifamily
Avondale Hills	Decatur, GA	240	52.4	46.7	218,333	1Q 2023	1Q 2023	1,538
Deerwood Apartments	Houston, TX	330	65.8	45.5	199,394	4Q 2022	2Q 2023	1,590
Chandler	Chandler, AZ	208	48.2	17.0	231,731	3Q 2023	4Q 2023	1,457
Orange City Apartments	Orange City, FL	298	60.5	19.2	203,020	1Q 2023	4Q 2023	1,457
Lower Broadway	San Antonio, TX	386	91.5	37.6	237,047	4Q 2023	2Q 2024	1,769
Total Multifamily Units		1,462

Single-Family Residential
The Woods at Forest Hill	Forest Hill, TX	76	14.8	6.8	194,737	1Q 2023	3Q 2023	1,625
The Cottages at Myrtle Beach	Myrtle Beach, SC	294	63.2	29.2	214,966	2Q 2023	4Q 2023	1,743
The Cottages at Warner Robins	Warner Robins, GA	251	53.1	17.5	211,554	3Q 2023	4Q 2023	1,346
The Cottages of Port St. Lucie	Port St. Lucie, FL	286	69.6	24.2	243,357	1Q 2023	4Q 2023	2,133
Wayford at Innovation Park	Charlotte, NC	210	62.0	12.8	295,238	3Q 2023	3Q 2024	1,994
Weatherford 185 (3)	Weatherford, TX	185	—	—	—	—	—	1,874
Total Single-family Units		1,302
Total Development Units		2,764

		Number						Average
Operating Investment Name (1)	Location / Market	of Units						Rent (2)
Multifamily
Deercross	Indianapolis, IN	372						$825
Hunter's Pointe	Pensacola, FL	204						1,223
Renew 3030	Mesa, AZ	126						1,222
Spring Parc	Dallas, TX	304						1,132
The Crossings of Dawsonville	Dawsonville, GA	216						1,577
The Reserve at Palmer Ranch	Sarasota, FL	320						1,680
The Riley	Richardson, TX	262						1,564
Water's Edge	Pensacola, FL	184						1,429
Total Multifamily Units		1,988

Single-Family Residential
Peak Housing (4)	IN / MO / TX	474						936
Total Single-family Units		474
Total Operating Units		2,462
Total Units/Average		5,579						$1,501	(5)
(1)

Investments in which we have a preferred equity, loan or ground lease investment. Operating investments represent stabilized operating investments. Refer to Note 6 and Note 7 in our consolidated financial statements for further information.

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

(5)	The average effective monthly rent including sold properties was $1,480 for the three months ended June 30, 2022.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

Rental and other property revenues increased $8.8 million, or 18%, to $58.5 million for the three months ended June 30, 2022 as compared to $49.7 million for the same prior year period. This was due to a $7.1 million increase from the acquisition of three investments in 2022 and the full period impact of nineteen investments acquired in 2021, and a $5.6 million increase from same store properties, partially offset by a $3.9 million decrease driven by the full period impact of four investments sold in 2021.

Interest income from loan and ground lease investments decreased $3.0 million, or 74%, to $1.1 million for the three months ended June 30, 2022 as compared to $4.1 million for the same prior year period primarily due to the sales of five underlying investments in 2022 and 2021, decreases in interest rates, and the impact of deferred income at Motif, partially offset by increases in the average balance of mezzanine loans outstanding and the acquisition of one investment in 2022.

Expenses

Property operating expenses increased $2.9 million, or 15%, to $21.8 million for the three months ended June 30, 2022 as compared to $18.9 million for the same prior year period. This was primarily due to a $3.6 million increase from the acquisition of properties in 2022 and 2021 and a $0.7 million increase from same store properties, partially offset by a $1.4 million decrease from sold properties. Property NOI margins increased to 62.7% of total revenues for the three months ended June 30, 2022 from 62.0% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.9 million, or 69%, to $2.1 million for the three months ended June 30, 2022 as compared to $1.2 million in the same prior year period.  Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $7.3 million for the three months ended June 30, 2022 as compared to $6.6 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.1 million for the three months ended June 30, 2022.  Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.  Acquisition and pursuit costs for the same prior year period were insignificant.

Depreciation and amortization expenses were $21.4 million for the three months ended June 30, 2022 as compared to $19.9 million for the same prior year period. This was due to a $3.3 million increase from the acquisition of investments in 2022 and 2021 partially offset by a $1.3 million decrease driven by the sales of investments in 2022 and 2021 and a $0.5 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $7.9 million for the three months ended June 30, 2022 compared to income of $7.7 million for the same prior year period. This was primarily due to a decrease in gain on sale of real estate investments of $19.4 million and an increase in transaction costs of $2.2 million, partially offset by an increase in gain on sale of unconsolidated joint venture of $2.8 million, an increase in preferred returns on unconsolidated real estate joint ventures of $2.2 million, and a decrease in loss on extinguishment of debt of $0.6 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

Rental and other property revenues increased $14.2 million, or 14%, to $115.0 million for the six months ended June 30, 2022 as compared to $100.8 million for the same prior year period. This was due to a $14.2 million increase from the acquisition of three investments in 2022 and the full period impact of nineteen investments acquired in 2021, and a $11.2 million increase from same store properties, partially offset by a $11.2 million decrease driven by the full period impact of seven investments sold in 2021.

Interest income from related parties and ground leases decreased $1.0 million, or 11%, to $7.8 million for the six months ended June 30, 2022 as compared to $8.8 million for the same prior year period due to the sales of five underlying investments in 2022 and 2021 and decreases in interest rates, partially offset by the recognition of deferred income at Motif, increases in the average balance of mezzanine loans outstanding, and the acquisition of one investment in 2022.

Expenses

Property operating expenses increased $2.9 million, or 7%, to $41.7 million for the six months ended June 30, 2022 as compared to $38.8 million for the same prior year period. This was primarily due to a $6.6 million increase from the acquisition of properties in 2022 and 2021 and a $0.8 million increase from same store properties, partially offset by a $4.5 million decrease from sold properties. Property NOI margins increased to 63.8% of total revenues for the six months ended June 30, 2022 from 61.5% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $1.5 million, or 57%, to $4.0 million for the six months ended June 30, 2022 as compared to $2.5 million in the same prior year period. Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $15.2 million for the six months ended June 30, 2022 as compared to $13.2 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.1 million for the six months ended June 30, 2022. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. Acquisition and pursuit costs for the same prior year period were insignificant.

Weather-related losses, net amounted to $0.4 million for the six months ended June 30, 2021.  The 2021 expense related to freeze damages at eight properties in Texas.  No weather-related losses were recorded in 2022.

Depreciation and amortization expenses were $43.5 million for the six months ended June 30, 2022 as compared to $40.3 million for the same prior year period. This was due to a $7.5 million increase from the acquisition of investments in 2022 and 2021 partially offset by a $3.4 million decrease driven by the sales of investments in 2022 and 2021 and a $0.9 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $17.4 million for the six months ended June 30, 2022 compared to income of $61.6 million for the same prior year period. This was primarily due to a decrease in gain on sale of real estate investments of $88.3 million and an increase in transaction costs of $9.7 million.  This was partially offset by an increase in gain on sale of unconsolidated joint venture of $6.7 million, an increase in preferred returns on unconsolidated real estate joint ventures of $3.7 million, a decrease in loss on extinguishment of debt of $3.7 million, and a net decrease in interest expense of $2.4 million.

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

For comparison of our three months ended June 30, 2022 and 2021, the same store properties included properties owned at April 1, 2021. For comparison of our six months ended June 30, 2022 and 2021, the same store properties included properties owned at January 1, 2021. Our same store properties for both the three and six months ended June 30, 2022 and 2021 consisted of 30 properties, representing 10,526 units.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
Property Revenues
Same Store	$50,612	$44,981	$5,631	12.5%
Non-Same Store	7,903	4,740	3,163	66.7%
Total property revenues	58,515	49,721	8,794	17.7%

Property Expenses
Same Store	17,822	17,136	686	4.0%
Non-Same Store	3,984	1,773	2,211	124.7%
Total property expenses	21,806	18,909	2,897	15.3%

Same Store NOI	32,790	27,845	4,945	17.8%
Non-Same Store NOI	3,919	2,967	952	32.1%
Total NOI (1)	$36,709	$30,812	$5,897	19.1%

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
Property Revenues
Same Store	$100,010	$88,801	$11,209	12.6%
Non-Same Store	15,004	12,002	3,002	25.0%
Total property revenues	115,014	100,803	14,211	14.1%

Property Expenses
Same Store	34,757	33,987	770	2.3%
Non-Same Store	6,933	4,854	2,079	42.8%
Total property expenses	41,690	38,841	2,849	7.3%

Same Store NOI	65,253	54,814	10,439	19.0%
Non-Same Store NOI	8,071	7,148	923	12.9%
Total NOI (1)	$73,324	$61,962	$11,362	18.3%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Same store net operating income (“NOI”) for the three months ended June 30, 2022 increased 17.8%, or $4.9 million, compared to the 2021 period. Same store property revenues increased 12.5%, or $5.6 million, as compared to the 2021 period, primarily attributable to a 14.0% increase in average rental rates; of our thirty same store properties, all thirty recognized rental rate increases during the period. In addition, a $0.5 million increase in ancillary income, such as administrative fees, utility income, trash fees, termination fees and late fees, contributed to the revenue increase. This increase was partially offset by a 50-basis point decrease in occupancy and a $0.2 million decrease in collections.

Same store expenses for the three months ended June 30, 2022 increased 4.0%, or $0.7 million, compared to the 2021 period, and was attributable to a $0.2 million increase in each of the following areas: insurance, payroll, and utilities, along with a $0.1 million increase in both seasonal maintenance and turnover. These increases were partially offset by a $0.2 million decrease in in real estate taxes.

Non-same store property revenues and property expenses for the three months ended June 20, 2022 increased $3.2 million and $2.2 million, respectively, compared to the 2021 period due to the timing and volume of operating property transactions. We acquired twenty-two operating investments representing 2,294 units and sold four operating investments representing 1,058 units since April 1, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Same store NOI for the six months ended June 30, 2022 increased 19.0%, or $10.4 million, compared to the 2021 period. Same store property revenues increased 12.6%, or $11.2 million, as compared to the 2021 period, attributable to a 13.4% increase in average rental rates; of our thirty same store properties, all thirty recognized rental rate increases during the period. In addition, a $0.9 million increase in ancillary income, such as administrative fees, utility income, trash fees, termination fees and late fees, contributed to the revenue increase. This increase was partially offset by a $0.2 million decrease in collections. Average occupancy was flat at 95.6% for both the 2022 and 2021 period.

Same store expenses for the six months ended June 30, 2022 increased 2.3%, or $0.8 million, compared to the 2021 period, and was attributable to the following increases: $0.4 million in insurance, $0.3 million in seasonal maintenance, $0.2 million in utilities and $0.1 million increase in payroll. These increases were partially offset by a $0.3 million decrease in in real estate taxes.

Non-same store property revenues and property expenses for the six months ended June 30, 2022 increased $3.0 million and $2.1 million, respectively, compared to the 2021 period due to the timing and volume of operating property transactions. We acquired twenty-two operating investments representing 2,294 units and sold seven operating investments representing 2,196 units since January 1, 2021.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(17,274)	$(5,429)	$(32,670)	$18,152
Add back: Net (loss) income attributable to Operating Partnership Units	(6,108)	(1,978)	(11,924)	8,182
Net (loss) income attributable to common stockholders and unit holders	(23,382)	(7,407)	(44,594)	26,334
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	19,945	19,036	40,368	38,440
Non-real estate depreciation and amortization	122	122	244	244
Non-cash interest expense	744	549	1,148	1,154
Unrealized (gain) loss on derivatives	(833)	20	(1,959)	(11)
Loss on extinguishment of debt and debt modification costs	—	609	—	3,173
Provision for credit losses	(134)	26	(930)	567
Property management fees	1,931	1,194	3,641	2,417
Acquisition and pursuit costs	71	3	116	15
Corporate operating expenses	7,209	6,520	15,054	13,090
Transaction costs	2,158	—	9,703	—
Weather-related losses, net	—	—	—	360
Preferred dividends	18,557	14,367	37,129	28,984
Preferred stock accretion	5,639	7,290	10,845	14,312
Less common stockholders and Operating Partnership Units pro-rata share of:
Other income, net	1,523	57	2,509	108
Preferred returns on unconsolidated real estate joint ventures	4,547	2,329	8,364	4,616
Interest income from loan and ground lease investments	1,348	4,114	8,725	8,835
Gain on sale of real estate investments	—	18,630	—	81,058
Gain on sale of unconsolidated joint ventures	2,802	—	6,694	—
Pro-rata share of properties’ income	21,807	17,199	44,473	34,462
Add:
Noncontrolling interest pro-rata share of partially owned property income	1,410	738	3,029	1,378
Total property income	23,217	17,937	47,502	35,840
Add:
Interest expense	13,492	12,875	25,822	26,122
Net operating income	36,709	30,812	73,324	61,962
Less:
Non-same store net operating income	3,919	2,967	8,071	7,148
Same store net operating income	$32,790	$27,845	$65,253	$54,814

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

Previously, we have provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to none in the quarter ended June 30, 2022. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 94.6% and 94.5% as of June 30, 2022 and July 31, 2022, respectively, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of COVID-19 impact.

As we did in 2021 and to date in 2022, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

In general, we believe our available cash balances, the Amended Senior and Amended Junior Credit Facilities, the Deutsche Bank Credit Facility (the “DB Credit Facility”) and the Fannie Facility (each as defined below), other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through:

●$244.9 million in cash available at June 30, 2022;
●	$124.7 million of availability on our credit facilities as of June 30, 2022;
●	cash generated from operating activities; and
●	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

The following table summarizes our contractual obligations as of June 30, 2022 related to our mortgage notes secured by our properties and revolving credit facilities. At June 30, 2022, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2022	2023-2024	2025-2026	Thereafter
Mortgages Payable (Principal)	$1,396,841	$11,760	$330,021	$493,062	$561,998
Revolving Credit Facilities	49,407	—	49,407	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	229,778	27,321	100,109	60,283	42,065
Total	$1,676,026	$39,081	$479,537	$553,345	$604,063

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

As of June 30, 2022, the aggregate amount of our contractual commitments to fund future cash obligations in certain of our preferred equity, loan and joint venture investments was $60.0 million; as of August 2, 2022, this amount was $25.7 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Amended Junior Credit Facilities, the DB Credit Facility, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Amended Junior Credit Facilities and the DB Credit Facility to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At June 30, 2022, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2022 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, sales of assets, proceeds from underwritten securities offerings, and may in the future be paid from additional sources, such as from borrowings. Pursuant to the terms of the Merger Agreement, we are not permitted to make, declare or pay regular quarterly cash dividends on Company Common Stock for fiscal quarters after the fiscal quarter ended June 30, 2022.

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

We also have preferred equity interests in properties that are in various stages of development, in lease-up and operating, and our preferred equity investments are structured to provide a current and/or accrued preferred return during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of our preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred equity interest when required, our income, FFO, CFFO and cash flows could be reduced if the property does not produce sufficient cash flow to pay its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing the loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2022, we own interests in seventeen joint ventures that are accounted for as held to maturity debt securities or loans.

Cash Flows from Operating Activities

As of June 30, 2022, we owned indirect equity interests in seventy-four real estate investments, consisting of fifty-two consolidated operating investments and twenty-two investments held through preferred equity, loan or ground lease investments. During the six months ended June 30, 2022, net cash provided by operating activities was $44.2 million after net income of $1.0 million was adjusted for the following:

●	non-cash items of $29.4 million;
●	a decrease in notes and accrued interest receivable of $4.5 million;
●	an increase in accounts payable and other accrued liabilities of $4.3 million;
●	distributions and preferred returns from unconsolidated joint ventures of $4.2 million;
●	a decrease in due from affiliates of $0.7 million; and
●	a decrease in accounts receivable, prepaids and other assets of $0.1 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $1.0 million, primarily due to the following:

●	$108.2 million used in acquiring consolidated real estate investments;
●	$69.6 million used in funding investments in unconsolidated joint ventures and notes receivable; and
●	$14.4 million used on capital expenditures, offset by:
●	$161.2 million of repayments on notes receivable and related promote interest; and
●	$30.0 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $36.0 million, primarily due to the following:

●	net proceeds of $49.4 million from borrowings on revolving credit facilities;
●	net borrowings of $37.3 million on mortgages payable;
●	net proceeds of $8.7 million from the exercise of Company Warrants; and
●	contributions from noncontrolling interests of $4.5 million;
●	partially offset by $37.2 million paid in cash distributions to preferred stockholders;
●	$9.2 million paid in cash distributions to common stockholders;
●	$6.5 million of repayments of our mortgages payable;
●	$5.4 million in distributions paid to our noncontrolling interests;
●	$3.5 million increase in deferred financing costs;

●	$0.9 million paid for redemptions of Series B Redeemable Preferred Stock; and
●	$0.9 million paid for redemptions of Series T Redeemable Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended
	June 30,
	2022	2021
Redevelopment/renovations	$6,808	$7,258
Routine capital expenditures	3,728	1,901
Normally recurring capital expenditures	1,840	1,566
Total capital expenditures	$12,376	$10,725

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest, unrealized gains or losses on derivatives, provision for credit losses, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), deferred interest income from investments, one-time weather-related costs, transaction costs, stock compensation expense and preferred stock accretion. Additionally, CFFO removes noncash, nonrecurring other income of $1.3 million from both the three and six months ended June 30, 2022 which represents our minimum interest credit upon the conversion of our loans to Peak Housing into common equity. This amount is reflected in net (loss) income attributable to noncontrolling interests partially owned properties in our consolidated statements of operations and does not reflect ongoing property operations. Commencing in 2020, we do not deduct the accrued portion of income on our loan and preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the income totaled $3.7 million and $1.6 million, and $6.2 million and $2.8 million for the three and six months ended June 30, 2022 and 2021, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired nineteen operating investments, made sixteen investments through preferred equity or loans, sold two operating investments and received payoffs of our loan or preferred equity in fifteen investments subsequent to June 30, 2021. We paid a quarterly common stock dividend of $0.1625 per share and unit, or a 203% payout on a CFFO basis, during the three months ended June 30, 2022. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(17,274)	$(5,429)	$(32,670)	$18,152
Add back: Net (loss) income attributable to Operating Partnership Units	(6,108)	(1,978)	(11,924)	8,182
Net (loss) income attributable to common stockholders and unit holders	(23,382)	(7,407)	(44,594)	26,334
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	19,945	19,036	40,368	38,440
Gain on sale of real estate investments	—	(18,630)	—	(81,058)
Gain on sale of unconsolidated joint venture	(2,802)	—	(6,694)	—
FFO Attributable to Common Stockholders and Unit Holders	(6,239)	(7,001)	(10,920)	(16,284)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	71	3	116	15
Non-cash interest expense	744	549	1,148	1,154
Unrealized (gain) loss on derivatives	(833)	20	(1,959)	(11)
Provision for credit losses	(134)	26	(930)	567
Loss on extinguishment of debt and debt modification costs	—	609	—	3,173
Deferred interest income from mezzanine loan investment	—	997	(2,996)	997
Weather-related losses, net	—	—	—	360
Non-real estate depreciation and amortization	122	122	244	244
Transaction costs	2,158	—	9,703	—
Other (income) expense, net	(1,523)	(49)	(2,509)	48
Non-cash equity compensation	3,312	3,479	7,196	6,789
Preferred stock accretion	5,639	7,290	10,845	14,312
CFFO Attributable to Common Stockholders and Unit Holders	$3,317	$6,045	$9,938	$11,364

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.15)	$(0.18)	$(0.27)	$(0.45)
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.08	$0.16	$0.24	$0.32

Weighted average common shares and units outstanding - diluted	41,459,819	38,443,171	40,870,457	35,833,631

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

Distributions

	Payable to stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
June 10, 2022	June 24, 2022	$0.162500	July 5, 2022
Class C Common Stock
December 10, 2021	December 23, 2021	$0.162500	January 5, 2022
March 14, 2022	March 25, 2022	$0.162500	April 5, 2022
June 10, 2022	June 24, 2022	$0.162500	July 5, 2022
Series B Preferred Stock
October 11, 2021	December 23, 2021	$5.00	January 5, 2022
January 14, 2022	January 25, 2022	$5.00	February 4, 2022
January 14, 2022	February 25, 2022	$5.00	March 4, 2022
January 14, 2022	March 25, 2022	$5.00	April 5, 2022
April 11, 2022	April 25, 2022	$5.00	May 5, 2022
May 13, 2022	May 25, 2022	$5.00	June 3, 2022
June 10, 2022	June 24, 2022	$5.00	July 5, 2022
Series C Preferred Stock
December 10, 2021	December 23, 2021	$0.4765625	January 5, 2022
March 14, 2022	March 25, 2022	$0.4765625	April 5, 2022
June 10, 2022	June 24, 2022	$0.4765625	July 5, 2022
Series D Preferred Stock
December 10, 2021	December 23, 2021	$0.4453125	January 5, 2022
March 14, 2022	March 25, 2022	$0.4453125	April 5, 2022
June 10, 2022	June 24, 2022	$0.4453125	July 5, 2022
Series T Preferred Stock
October 11, 2021	December 23, 2021	$0.128125	January 5, 2022
January 14, 2022	January 25, 2022	$0.128125	February 4, 2022
January 14, 2022	February 25, 2022	$0.128125	March 4, 2022
January 14, 2022	March 25, 2022	$0.128125	April 5, 2022
April 11, 2022	April 25, 2022	$0.128125	May 5, 2022
May 13, 2022	May 25, 2022	$0.128125	June 3, 2022
June 10, 2022	June 24, 2022	$0.128125	July 5, 2022

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

Distributions paid were funded from cash provided by operating activities except with respect to $7.7 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively, which were funded from sales of real estate or unconsolidated joint ventures, borrowings and/or proceeds from our equity offerings.

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Cash provided by operating activities	$44,175	$40,019

Cash distributions to preferred stockholders	$(37,248)	$(29,838)
Cash distributions to common stockholders	(9,190)	(7,599)
Cash distributions to noncontrolling interests, excluding $9.8 million from the sale of real estate investments in 2021	(5,396)	(4,719)
Total distributions	(51,834)	(42,156)

Shortfall	$(7,659)	$(2,137)
Proceeds from sale of real estate investments, net of noncontrolling distributions of $9.8 million in 2021	$—	$95,128
Proceeds from sale and redemption of our preferred equity investment in unconsolidated real estate joint ventures	$30,123	$31,412

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022, and Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 16 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2022, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 16 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below ($ in thousands) presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(3.8) million are excluded:

	2022	2023	2024	2025	2026	Thereafter	Total
Mortgage Notes Payable	$11,760	$127,300	$202,721	$332,877	$160,185	$561,998	$1,396,841
Weighted Average Interest Rate	4.22%	3.43%	3.77%	4.02%	3.72%	3.61%	3.73%

Revolving Credit Facilities	$—	$—	$49,407	$—	$—	$—	$49,407
Weighted Average Interest Rate	—	—	3.91%	—	—	—	3.91%

The fair value of mortgages payable is estimated at $1,345.3 million as of June 30, 2022.

The table above incorporates those exposures that exist as of June 30, 2022; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2022, we had eleven interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of June 30, 2022, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $929,000 or decrease in interest expense of approximately $863,000, respectively, for the quarter ended June 30, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, our total indebtedness was approximately $1.4 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of June 30, 2022, the number of preferred shares outstanding was as follows: 358,235 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 28,235,362 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed in the Company’s Form 8-K filed with the SEC on November 6, 2017, on October 31, 2017, the Company entered into the Administrative Services Agreement with BRE, pursuant to which BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services. The Company has the right to renew the Administrative Services Agreement for successive one-year terms upon sixty (60) days written notice prior to expiration.  The Company renewed the Administrative Services Agreement for one-year terms in each of 2018, 2019, 2020 and 2021, and on August 5, 2022, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2023.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Item 6. Exhibits

10.1

Loan Agreement, dated April 6, 2022, by and among persons that are party thereto listed as Borrowers, persons party thereto that are listed as Equity Owners, Bluerock Residential Holdings, LP, persons that are party thereto listed as Lenders, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022

10.2

Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Residential Growth REIT, Inc. and Deutsche Bank AG, New York Branch, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2022

10.3

Sponsor Guaranty, dated April 6, 2022, by and between Bluerock Homes Trust, Inc. and Deutsche Bank AG, New York Branch, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 12, 2022

10.4

Notice of Renewal, dated August 5, 2022, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 8, 2022	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	August 8, 2022	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)